Form 10KSB
period 2000-12-31
STOCK WATCHMAN INC
filed 2001-03-23
CIK 1116112

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 Form 10-KSB



                                    [ x]
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                    1934

                For the fiscal year ended December 31, 2000.

                                     [ ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                    1934
   For the transition period from _______________________ to _____________
                           Commission file number



                            Stock Watch  Man, Inc
               (Name of small business issuer in its charter)

Nevada                                                 88-0433815
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


1016 Howard Ave., Las Vegas, NV                        89104
(Address of principal executive offices)               (Zip Code)




                  Issuer's telephone number (702) 737-0963

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $.001 par value per share, 15,000,000 shares authorized, 2,127,500 issued and outstanding as of December 31, 2000. Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized and none issued nor outstanding as of December 31, 2000.

     Check  whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

     State issuer's revenues for its most recent fiscal year. - 0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     The stock was last traded at 51/256 on December 28, 2000.


   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No -

Not Applicable

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     The number of shares of Common Stock outstanding as of December 31, 2000 was 2,127,500



                     DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation and By-Laws

Transitional Small Business Disclosure Format (Check one): Yes ____; No __x__

PART I

Item 1. Description of Business.

A.  Business Development, Organization and Acquisition Activities

     Stock Watch Man, Inc., a new Internet e-Commerce company, hereinafter referred to as ("StockWatchMan.com") or the ("Company") or the ("Registrant"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on February 27, 1997.

     Stock Watch Man, Inc. is a developmental stage company with a primary business strategy to develop a WEB site (www.stockwatchman.com), market its WEB site through the Internet search engines, develop interactive links to its Web Site, e.g., Chat rooms, stock quotes, charts, news, research, links to SEC, NASDAQ, and other financial resources.

     The Company was formed on February 27, 1997. On March 1, 1997, founding shareholders purchased 1,000,000 shares of the Company's authorized but unissued treasury stock for cash and services. In July of 1997, the Company put up a simple website after approximately eight months of relatively little activity, lack of financing and time restraints the Company's president became involved in other things. The company was inactive until August 1999. In August, 1999, the Company decided it needed additional funding to proceed as a going concern. On August 2, 1999 the company sold 400,000 shares of common stock to the Company's president for $2,000. The Company decided to proceed with a 504 public offering in the State of Nevada. The Company applied for and received a State Permit from the Securities Division of the Nevada Secretary of State On March 31, 2000, the Company completed its Regulation D, Rule 504 offering and issued 527,500 shares of its $.001 par value common stock at $.08 per share for total cash of $42,200. On September 27, 2000, the Company issued 200,000 shares of its $.001 par value common stock for consulting services valued at $200.

B. Business of Issuer

1)   Principal Products, Services and Principal Markets.

     The Company hired the services of an Internet Web Site Developer. It is the goal of the Company to offer an all inclusive financial resource Web site. The Company foresees this Web site as an all-in-one focal point for financial information. For example, for a nominal monthly fee, users of this Web Site, would have access to real-time stock quotes, and have access to financial resource information.

     The Company has a web site at: "http:\\www.stockwatchman.com." The site was primarily dormant until approximately June, 2000. The Company also has utilized email to send out information to subscribers. It has been some time since any activity has taken place with the subscriber list. It is the company's intention to promote this informational e-mail service and develop this from a free service to a fee service.

     The Company's goal is to become an informative, comprehensive and user friendly Internet-based financial site. The Company plans to market its WEB site through search engines (e.g., Yahoo, Infoseek, Lycos, etc.) banner ads, etc. in order to increase traffic across the Company's web site. The Company hopes it will be able to market its financial products to consumers. As stated earlier, the Company foresees this Web site as an all-in-one focal point for financial information and services. If the website can become popular, i.e., increased viewer traffic, management may consider offering special services for a nominal monthly fee. The users of this Web Site, would have access to real-time stock quotes, financial information concerning companies listed on all the major stock exchanges, and access to Chat rooms so that they can discuss similar issues or concerns regarding a certain financial topic. Once Company develops traffic to its WEB site, it plans to sell banner ads.

(a)  LIMITED OPERATING HISTORY.

     The Company was organized February 27, 1997. Activities to date have been limited primarily to organization, initial capitalization, finding an appropriate web hosting facility in Las Vegas, Nevada, setting up a Web site and commencing with initial operations. The Company has had limited operations as of this date The Company has developed a Business Plan and started taking the necessary steps to become an Internet supplier of financial information.

     The Company, however, has limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these obstacles, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

     The Company has prepared audited financial statements as of December 31, 2000 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. Accordingly, management believes the Company's continued existence, future expansion, and ultimate profitability is fully dependent upon raising sufficient proceeds from this offering. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its business plan.

(c)  NEED FOR ADDITIONAL CAPITAL

     As of December 31, 2000 the Company had working capital of $11,419. The Company may need additional capital in order to step up a WEB site, market its WEB site, develop links to its Web Site, e.g., financial Chat rooms, real time stock quotes, and other links to financial resources.

     If the company is successful, the need for additional funds will be derived somewhat from internal revenues and earnings, however, the vast majority may be received from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment value.

     The Company fully anticipates that the proceeds from the sale of all the Common Shares sold in the offering will be sufficient to provide for the Company's capital need for the next twelve months. If the capital needs are greater than expected, the Company will be required to seek other sources of financing. No guarantees can be given that other financing will be available, if required, or if available, will be on terms and conditions satisfactory to management. The above outlined capital problems which could significantly affect the value of any Common Shares that are sold to the public and could result in the loss of an investor's entire investment.

(d)  Dependence on Continued Growth and Viability of the Internet

     The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for Stock Watch Man, Inc., the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the
Internet of confidential information, such as credit card numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, ordue to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

     The Internet may not be commercially viable in the long term for a Number Of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their band width requirement, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Stock Watch Man, Inc. in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be adversely affected.

(e)  Risk of System Failures

     The Company's ability to facilitate trade successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of its computer and communications through its designated Internet Service Provider (ISP). These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry business interruption insurance to compensate it for losses that may occur. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems with its ISP could result in interruptions in the services provided by the Company.

     In addition, the failure by the ISP to provide the data communications capacity required by the Company, as a result of human error, natural disasters other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Stock Watch Man service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected. Although the Company has implemented certain network security measures, the Company and its IPS are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely. The occurrence of any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(f)  Competition:

     The market for providing financial services and information to consumers over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. The Company will potentially compete with a number of other companies marketing their financial products/services over the Internet. This would not preclude other companies from taking the same approach to market similar products and services in the same manner, if this did happen, it could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that the principal competitive factors in its market are pertinent and reliable financial data, which is easily accessible, customer service, interactive Internet technology, WEB site convenience, price, quality of search tools and system reliability. Some of the Company's potential competitors offer online trading services which may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

     Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to trading services that compete with the Company. Although the Company plans to establish arrangements with online services and search engine companies, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the Stockwatchman.com WEB site. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(g)  Potential Fluctuations in Operating Results; Quarterly Fluctuations

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. See "--Limited Operating History." As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

     In particular, in order to accelerate the promotion of www.StockWatchMan.com., the Company intends to heavily market it Web site. The Company believes that it may experience seasonality in its business, with use of the Internet and StockWatchMan.com being somewhat lower during the summer vacation and year- end holiday periods. Advertising impressions (and therefore revenues) may be expected to decline accordingly in those periods. Additionally, seasonality may affect significantly any potential advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods.

     There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition to selling its brands, it is the Company's strategy is to generate additional revenues through e-Commerce arrangements including for other companies to advertise on the company's Web site. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

(h)  Risk Of Capacity Constraints And Systems Failures

     A key element of the Company's strategy is to generate a volume of user traffic to its Web site. The Company's ability to attract customers and to achieve market acceptance of its products depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages on and users of StockWatchMan.com increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems. Any disruption in Internet access by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services. The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

(i)  Risks Associated With New Services, Features and Functions

     There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(j)  Online Commerce Security Risks

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Stock Watch Man, Inc. plans to accept credit cards for purchases of its products. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.

     If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

(k)  Risks Associated with Acquisitions

     If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

     The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the occurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(l)  Risks Associated With International Operations

     A component of the Company's strategy is to offer its products online to international customers. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations.

     To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

2)   Distribution Methods of the Products and Services

     The Company will be significantly dependent on a number of third-party relationships to supply data and information to Stock Watch Man, Inc. The Company is generally dependent on other Web site operators that provide links, data and Web site content to StockWatchMan.com.

     The Company has been working with Web site operators that provide links, data and Web site content to StockWatchMan.com. These Web site operators, and or any future Web site operators may terminate such links at any time without notice to the Company.

     There can be no assurance that third parties will regard their relationship with the Company as important to their own respective businesses and operations. There can be no assurance that the Company will continue to develop relationships with third parties that supply the Company with links to their Web site. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to the Company's Web site could significantly reduce traffic on the Company's Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, at this time, the Company has not entered into any agreements with any suppliers to ship and provide products.

3)   Status of Any Announced New Product or Service

     The Company does not have any announced new product or service.

4)   Industry Background

     Global commerce and the online exchange of information is new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected. Industry estimates that spending on Internet advertising in the United States will grow from $940 million in 1997 to $7.7 billion in 2002. The Internet has become a compelling advertising vehicle that provides advertisers with targeting tools not available from traditional advertising media. The interactive nature of the Internet and the development of "click-through" advertising banners and other feedback tools enable advertisers to measure impression levels, establish a dialogue with users and receive "real-time" direct feedback from their target markets.

     Such feedback provides advertisers with an effective means to measure the attractiveness of their offerings among targeted audiences and make modifications to their advertising campaigns on short notice. Community sites are generally able to provide advertisers significantly more information regarding consumers than other Web sites because they collect detailed demographic data and facilitate the development of user-created affinity groups. The ability to target advertisements to broad audiences, specific regional populations, affinity groups or individuals makes community Web site advertising a highly versatile and effective tool for delivering customized and cost-effective messages. One indicator of the Internet's popularity as an advertising medium is the growing number and diversity of Internet advertisers.

     Most early Internet advertisers were technology and Internet-related companies. Today, a growing number of Internet advertisers consist of traditional, consumer product and service companies. The diverse audience of users accessing community sites has made such sites especially attractive to consumer product and service companies advertising on the Internet. The Company believes that this trend should continue, and that a wide variety of companies outside the technology and Internet industries, such as financial services, consumer goods, automotive and pharmaceutical companies, are or will be increasingly using the Internet, and community sites in particular, to advertise.

     Furthermore,  the  Web has experienced a variety of  outages  and  other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future, including outages and delays resulting from the inability of certain computers or software to distinguish dates in the 21st century from dates in the 20th century. These outages and delays could adversely affect the level of Web usage and also the level of traffic for Stock Watch Man, Inc. In addition, the Web could lose its viability due to delays in the development or adoption of new development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.

     The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their direct marketing campaigns. In traditional media, a significant portion of all advertising budgets are spent on direct marketing because of its effectiveness. However, the effectiveness of direct marketing campaigns is dependent upon the quality of consumer data used to develop and place complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its products to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

(a)  e-Commerce and Direct Marketing.

     The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in online consumer transactions will grow from approximately $2.6 billion in 1997 to approximately $37.5 billion in 2002. Improvements in security, interface design and transaction- processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). The Company believes that as the volume of online transactions increases, traditional retailers will offer a wide variety of products and services online. The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information.

     The Company's business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

5)   Raw Materials and Suppliers

     The Company is an Internet e-Commerce business, and thus does not use any raw materials or have any principal suppliers of raw materials. 6) Customers The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers, Internet traffic and advertising and commerce relationships. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the various search engines, through other Web sites, marketing its site to businesses/customers through e- mail, online media, and other marketing and promotional efforts.

     There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to Stock Watch Man will conduct transactions over StockWatchMan.com on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

7)     Patents,   Trademarks,  Licenses,  Franchises,  Concessions,   Royalty
Agreements, or Labor Contracts

     The Company regards substantial elements of its future Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

     Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the
Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

8)   Regulation

     The law relating to the liability of online companies is currently unsettled. It is possible that claims could be made against online e-Commerce companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their Web site. Several private lawsuits seeking to impose such liability upon other online companies are currently pending.

9)   Effect of Existing or Probable Government Regulations

     Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

     The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

     Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

     Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the
Company's business, for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

10)  Research and Development Activities

     The Company, among other things, plans to develop and market its Web site, enhance its services, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, retain and motivate qualified personnel provided the company can generate sales and profit.

     The Company also needs to develop and identify financial services and perhaps ultimately products that achieve market acceptance by its users and e-
Commerce  customers.   There can be no assurance that any  Internet  company,
including StockWatchMan.com, will achieve market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable. The market for Internet products is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced
products  are  subject to a high level of uncertainty  and  risk.   Moreover,
because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

     There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

11)  Impact of Environmental Laws

     The Company is not aware of any federal, state or local environmental laws which would effect is operations.

12)  Employees

     The bulk of the Company's work at this developmental stage is being performed by the President of the company, who is working on developing the web site to provide research information and Chat rooms through the Internet. He is utilizing the services of outside consultants to help with technical issues and development. Therefore, the Company expects actual staffing needs to be minimal.

     The Company currently has two (2) employees. One (1) President and Chief Executive Officer (Steve Yeich); and one (1) Vice President, Tracy Yeich. In order to implement the aggressive business plan of the Company, management recognizes that some additional staff may be required.

     Until the Company can generate a profit on a regular basis, the Company does not plan to pay its Officers.

     There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

13)  Year 2000 Implications

     The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transaction The Company may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

14)  The Industry & Potential Effect on the Company's Plan of Operations

     The rapid adoption of the Internet as a means to gather information, communicate, interact and be entertained, combined with the vast proliferation of Web sites, has made the Internet an important new mass medium. Industry estimates that the number of Web users exceeded 68 million in 1997, and will grow to over 319 million by 2002. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information on the users of various sites. As a result, the Internet has become a compelling means to advertise and market products and services. With the volume of sites and vast abundance of information available on the Internet, users are increasingly seeking an online home where they can interact with others with similar interests and quickly find information, products and services related to a particular interest or need.

     These community sites offer a single location where users can build their personal Web sites and place them among the sites of others having similar interests. In addition, community sites generally offer services including access to e-mail accounts, chat rooms, news, and entertainment services, among other features. By satisfying the needs of its users, communities seek to establish a close relationship with their audience. As a result, the Company believes that users tend to be loyal to and spend more time online at community sites. The Company hopes to advertise their products at these community sites.

     The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in part on its ability to continually improve the performance, features and reliability of the site in response to both evolving demands of the marketplace and competitive product and service offerings; and, there can be no assurance that the Company will be successful in doing so. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure, which could have a material adverse effect on the Company's business, results of operations and financial condition.

15)  Present Licensing Status

     None -- Not Applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, trend analysis and other information contained in this Registration relative to markets for the Company's products and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward- looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Registration.

Item 2.   Description of Property.

     The Company has a primary contact office in Nevada. The Nevada address is: 1016 Howard Avenue, Las Vegas, Nevada 89104. The Company office facilities at this address is provided by one of the Officers of the Company at no cost to the Company.

Item 3.   Legal Proceedings.

     The company is not subject to any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The company currently trades on the Pink sheets as of approximately November 16, 2000. From that time until December 31, 2000 the stock traded between the prices of about $.10 & $.20. The company has filed its Form 10SB with the SEC and received a no comment letter regarding it. The application with the NASD to move to the OTCBB is pending.

     The company has approximately 104 shareholders as of December 31,2000. Two of the shareholders are Beneficial shareholders, Steve Yeich, the President and Director, owns 1,000,000 shares of common stock and Doug Davidson owns 200,000 shares of common stock.

     The company currently pays no dividends and has no plans to do so in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

A.   Management's Plan of Operation

     Since its inception on February 27, 1997 through December 31, 2000,  the
Company  incurred  a  net loss of $30,951 from operations.   It  has  yet  to
receive any revenues from operations.

(A)  The Company is not having any current cash flow problems.

(B) The Company needs to pay for professional fees for securities registration and financial audits.

(C) The Company's management believes its cash requirements would be adequate to begin its operations, develop and market a web site, and become an Internet financial information company.

     As of December 31, 2000, the Company had working capital of $11,419. The Company anticipates that they have enough capital to implement the Company's initial plans over the next twelve (12) months. The Company recognizes to remain a going concern, it will need to raise additional capital through a Regulation D, 505 or 506 offering, or the Company will be required to seek other sources of financing. No guarantee can be given that the Company will be able to obtain other financing will that it will be available, if required, or if available, will be available on terms and conditions satisfactory to management. The Company has prepared audited financial statements as of December 31, 2000, reporting that the Company is in the development stage and its ability to establish itself as a growing concern is dependent upon the Company obtaining sufficient financing to continue its development activities and, ultimately, to achieve profitable operations. There is no guarantee that any financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

     Stock Watch Man, Inc. is a developmental stage company. It does not anticipate any revenues until it can find clients and/or advertisers to promote and market their products through the Company's Web site (www.StockWatchMan.com).

2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

3) Management believes that the Company's future growth and success will depend on its ability to find products and service providers who will permit financial products to be sold over the Internet, and to find customers for these products and services. The Company expects to continually evaluate its potential products to determine what additional products or enhancements are required by the Internet marketplace. The Company does not plan to develop products internally, but find suppliers who would be willing to sell, market or license their products through the Company. This can help avoid the time and expense involved in developing actual products.

4) The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment. The computer equipment to be utilized is equipment owned by the Officers of the Company.

B.   Segment Data

     As  of  December  31, 2000, no sales revenue has been generated  by  the
Company.   Accordingly, no table showing percentage breakdown of  revenue  by business segment or product line is included.


Item 7.   Financial Statements.

     See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 through F-8 of this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of theExchange Act.

     The names, ages and positions of the Company's directors and executive officers are as follows:

Name              Age   Position
Steve Yeich       47    President, CEO, Director & Chairman of the Board
Tracy Yeich       46    Vice-President

B.   Work Experience

     The company is led by Steve Yeich, President and CEO of Stock Watch Man, Inc., Inc. 47 years old, he is a 1975 graduate of West Chester State University with a degree in Education He founded the company and has acted as management since inception. He has worked with several companies in the area of investor relations and as sales agent in several initial public offerings. He has worked in the entertainment industry off and on since 1982. He has been a freelance writer for 15 years. His credits are varied and include writing jokes for various comedians, most notably Joan Rivers and Jay Leno. He has also freelanced for numerous advertising agencies in the writing of radio and TV commercials, infomercials, industrial and in house videos. Additionally, he has written several TV scripts and sold an option on a motion picture as well as the writing of varied articles for newspapers and magazines. Recently he has written, produced, directed a how to video.

     Tracy Yeich is 46 years old. She graduated from UNLV in 1976 where she achieved "High Distinction" with a degree in Political Science. In 1976 she also attended George Washington University while serving in a congressional internship under then Senator Paul Laxalt. From 1977 to 1994 she worked in the restaurant business, including management of an upscale Las Vegas restaurant. From 1994 until present she has been the executive director of a successful, non-profit, private school.

     Steve and Tracy Yeich are married.

Item 10.  Executive Compensation.

     Until the Company can generate a profit on a regular basis, the Company does not plan to pay its Officers and / or Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by
(i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                       No. of
                                             Date      Shares       % of
Name(1)                Type      Title     Acquired   Now Held      Total
Steve Yeich (2)       Common   President    3/1/97     600,000      28.2%
Steve Yeich (2)       Common   President    8/2/99     400,000      18.8%
Tracy Yeich           Common   Secretary    3/1/97     100,000      4.7%
Doug Davidson         Common   Consultant   9/27/00    200,000      9.4%
All Executive Officers and                            1,100,000     51.7%
Directors as a Group (2 persons)


(1)  Stock Watch man, Inc., 1016 Howard Avenue, Las Vegas, Nevada.
(2) Mr. Yeich received 600,000 shares for services at a value of $0.001 and purchased 400,000 at a price of $0.005 per share.

     Steven and Tracy Yeich are husband and wife.

B.   Persons Sharing Ownership of Control of Shares

     No persons other than Steven Yeich, President/CEO and Tracy Yeich, Corporate Secretary, Doug Davidson, Consultant, own shares or the power to vote five percent (5%) or more of the Company's securities.

C.   Non-voting Securities and Principal Holders Thereof

     The Company has not issued any non-voting securities.

D.   Options, Warrants and Rights

     There are no options, warrants or rights to purchase securities of the Company.

E.   Parents of Issuer

     Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

Item 12.  Certain Relationships and Related Transactions.

     None.

Item 13.  Exhibits and Reports on Form 8-K.

     A list of exhibits required to be filed as part of this annual report is set forth in the index below and Immediately precedes such exhibits and is incorporated herein by reference.

Exhibit Number      Name and / or Identification of Exhibit
3.(1)               Articles of Incorporation & By-Laws
(a)             Articles  of Incorporation of the Company Filed February  27,
1997
(b)            By-Laws of the Company adopted March 1, 1997
4.             Instruments Defining the Rights of Security Holders
               Those included in exhibit 3.
11.            Statement Re Computation of Per Share Earnings
               None.  Not Applicable.
               Computation of per share earnings can be clearly determined from the Statement of Operation from the Company's financial statements.

23.            Consent of Experts and Counsel
                    Exhibit 23, G. Brad Beckstead, CPA

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STOCK WATCH MAN, INC.                        DATED: MARCH 22, 2001



By:/s/ Steve Yeich
     Steve Yeich
     President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Steve Yeich          President/ Secretary          March 22, 2001
Steve Yeich

TABLE OF CONTENTS


                                                       PAGE

Independent Auditor's Report                                    1

Balance Sheet                                                   2

Income Statement                                                3

Statement of Stockholders' Equity                               4

Statement of Cash Flows                                         5

Footnotes                                                       6

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


INDEPENDENT AUDITOR'S REPORT

Board of Directors
Stock Watch Man, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Stock Watch Man, Inc.(the "Company") (A Development Stage Company), as of December 31, 2000 and 1999 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period February 27, 1997 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stock Watch Man, Inc., (A Development Stage Company), as of December 31, 2000 and 1999 and its results of operations and cash flows for the period February 27, 1997 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


January 22, 2001

                            Stock Watch Man, Inc.
                        (a Development Stage Company)
                                Balance Sheet

                                              December 31,   December 31,
                                                  2000           1999
Assets

Current assets:
Cash                                               $ 11,419     $      670
Total current assets                                 11,419            670

Fixed assets, net                                       280            0 -

Organization costs, net                                                 98
Security deposit                                      2,250              -
$ 13,949                                          $     768

Liabilities and Stockholders' Equity

Stockholders' Equity:
Preferred stock, $0.001 par value,
10,000,000
shares authorized, zero shares issued and
outstanding                                               0              0
Common stock, $0.001 par value, 15,000,000
shares authorized,
2,127,500 and 1,400,000 shares issued and
outstanding
as of 12/31/00 and 12/31/99, respectively             2,128          1,400
Additional paid-in capital                           42,772          1,600
Deficit accumulated during development stage       (30,951)        (2,232)
Total stockholders' equity                           13,949            768

Total Liabilities and Stockholders' Equity         $ 13,949       $    768

                            Stock Watch Man, Inc.
                        (a Development Stage Company)
                           Statement of Operations


                                                              February 27,
                                       Periods                    1997
                                        ended                 (Inception)
                                       December    December        to
                                         31,          31,     December 31,
                                         2000        1999         2000
Revenue                                    $   0        $   0        $ - 0

Expenses:
General administrative expenses           28,699        1,330       30,859
Depreciation and amortization                 20           36           92

Total expenses                            28,719        1,366       30,951


Net loss                               $(28,719)     $(1,366)    $(30,951)

Weighted average number of
common shares outstanding              2,127,500    1,400,000    2,127,500

Net loss per share                            $-           $-           $-

                            Stock Watch Man, Inc.
                        (a Development Stage Company)
                Statement of Changes in Stockholders' Equity

                      Common Stock    Additiona   Deficit        Total
                    Shares    Amount      l      Accumulate  Stockholders'
                                       Paid-in       d          Equity
                                       Capital     During
                                                 Developmen
                                                     t
                                                   Stage
  March 1, 1997
  Issued for
  services and
  organization                                                       1,000
  costs             1,000,000  1,000           -          -

  Net loss
  February 27, 1997
  (inception to)
  December 31, 1997
                                                      (830)          (830)

  Balances as of
  December 31, 1997                                                    170
                    1,000,000  1,000           -      (830)

  Net loss
                                                       (36)           (36)

  Balance as of
  December 31, 1998                                                    134
                    1,000,000  1,000           -      (866)

  August 2, 1999
  Issued for cash                          1,600                     2,000
                      400,000    400

  Net loss
  December 31, 1999                                                (1,366)
                                                    (1,366)

  Balance as of
  December 31, 1999                        1,600                       768
                    1,400,000  1,400                (2,232)

  March 31, 2000
  Issued for cash
  pursuant to 504                         41,172                    41,700
  offering            527,500    528

  September 27,
  2000
  Issued for                                                           200
  services            200,000    200           -

  Net loss
  December 31, 2000                                               (28,719)
                                                   (28,719)

  Balace as of
  December 31, 2000                       42,772                    13,949
                    2,127,500  2,128               (30,951)

                            Stock Watch Man, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows

                                     For the periods ended    February 27,
                                     December 31, December        1997
                                              31,            (Inception) to
                                      2000          1999      December 31,
                                                                  2000
Cash flows from operating
activities
Net loss                           $   (28,719)  $   (1,366) $     (30,951)
Adjustments to reconcile net
income to net cash used
by operating activities:
Depreciation and amortization                20           36             92
(Increase) decrease in:
Organizational costs, net                    98            -              -
Security deposit                        (2,250)                     (2,250)
Net cash used by operating             (30,851)      (1,330)       (33,109)
activities

Cash flows from investing
activities
Purchase of fixed assets                  (300)            -          (300)
Net cash used by investing                (300)            -          (300)
activities

Cash flows from financing
activities
Issuance of common stock                    728          400          2,128
Additional paid-in capital               41,172        1,600         42,700
Net cash provided by financing           41,900        2,000         44,828
activities

Net increase in cash                     10,749          670         11,419
Cash - beginning                            670            -              -
Cash - ending                      $     11,419  $       670 $       11,419

Supplemental disclosures:
Interest paid                      $          -  $         - $            -
Income taxes paid                  $          -  $         - $            -

Non-cash financing activities:
Stock issued for services provided $        200  $         - $        1,200
to the company
Number of shares issued                 200,000                   1,200,000
                                                           -

                            Stock Watch Man, Inc.
                        (A Development Stage Company)
                                  Footnotes


Note 1 - History and organization of the company

The Company was organized February 27, 1997 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 15,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1.   The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the
reporting  period.   Actual  results could differ  significantly  from  those
estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.   The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

                            Stock Watch Man, Inc.
                        (A Development Stage Company)
                                  Footnotes


Note 4 - Stockholders' Equity

The Company is authorized to issue 15,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On March 1, 1997, the Company issued 1,000,000 shares of its $.001 par value common stock for services and organizational costs of $1,000. Of the total, $1,000 is considered common stock and there is no additional paid-in capital.

On August 2, 1999, the Company issued 400,000 shares of its $.001 par value common stock at $.005 per share for total cash of $2,000. Of the total, $400 is considered common stock and $1,600 is considered additional paid-in capital.

On March 31, 2000, the Company completed its Rule 504 offering and issued 527,500 shares of its $.001 par value common stock at $.08 per share for total cash of $42,200. Of the total, $528 is considered common stock, and $41,172 is considered additional paid-in capital.

On September 27, 2000, the Company issued 200,000 shares of its $.001 par value common stock for consulting services valued at $200. Of the total, $200 is considered common stock and there is no additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The  officers  and  directors of the Company are involved in  other  business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.