Form 10QSB
period 2001-03-31
STOCK WATCHMAN INC
filed 2001-05-11
CIK 1116112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the quarterly period ended March 31, 2001
-------------------------------------------------------------------------

[ ]  Transition Report under Section 13 or 15(d)of the Exchange Act For the
     Transition Period from ________  to  ___________
-------------------------------------------------------------------------

                     Commission File Number: 000-31959
-------------------------------------------------------------------------

                          Stock Watch Man, Inc.
          ----------------------------------------------
          (Name of Small Business Issuer in its charter)


             Nevada                             88-0433815
 -------------------------------   ---------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification )
 incorporation or organization)     Number)


     1016 Howard Avenue, Las Vegas, NV                  89104
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


                            (702) 737-0963
                      -------------------------
                      Issuer's Telephone Number

-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [ ]      No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 15,000,000 shares authorized, 2,127,500 issued and outstanding as of March 31, 2000. Preferred
Stock, $0.001 par value per share, 10,000,000 shares authorized and none issued nor outstanding as of March 31, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Stock Watch Man, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Stock Watch Man, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period February 27, 1997 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period February 27, 1997 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stock Watch Man, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated January 22, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead
---------------------

May 2, 2001

                           Stock Watch Man, Inc.
                       (A Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                March 31,    December 31,
Assets                                             2001            2000
                                                ---------     ----------
Current assets:
  Cash                                          $   6,383     $   11,419
                                                ---------     ----------
Total Current Assets                            $   6,383     $   11,419

Fixed assets, net                                     265            280
Security deposit                                    2,250          2,250
                                                ---------     ----------
Total Assets                                    $   8,898     $   13,949
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities                                     -              -
                                                ---------     ----------

Stockholders'Equity:

Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     zero shares issued and
     outstanding                                        -             -

Common stock, $0.001 par value,
     20,000,000 shares authorized;
     2,200,750 shares issued and
     outstanding                                    2,128         2,128
Additional paid-in capital                         42,772        42,772
Deficit accumulated during development stage      (36,002)      (30,951)
                                                ----------     ---------
Total Stockholders' Equity                          8,898        13,949
                                                ---------     ---------
Total Liabilities and Stockholders' Equity      $   8,898     $  13,949
                                                =========     =========


The Accompanying Notes are an Integral Part of These Financial Statements.

                          Stock Watch Man, Inc.
                       (A Development Stage Company)

                            Statement of Operations
                                (Unaudited)

            For the Three Months Ending March 31, 2001 and 2000
       and For the Period February 27, 1997 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS

                                                            February 27,
                                      Three Months Ended        1997
                                           March 31,       (Inception) to
                                    ---------------------    March 31,
                                       2001        2000        2001
                                    ---------    --------    -----------
Revenue                             $      -     $      -    $       -


Expenses:
  Depreciation expense                     15           -            107
  General and administrative expenses   5,036         402         35,895
                                    ---------    --------    -----------
    Total expenses                      5,051         402         36,002
                                    ---------    --------    -----------
Net income or (loss)                 $ (5,051)   $   (402)   $   (36,002)
                                    =========    ========    ===========

Weighted average number of
    common shares outstanding      2,127,500     1,927,500     2,127,500
                                   =========     =========   ===========
   Net (loss) per share            $   (0.00)    $   (0.00)   $    (0.02)
                                   =========     =========   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                         Stock Watch Man, Inc.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)
            For the Three Months Ending March 31, 2001 and 2000
       and For the Period February 27, 1997 (Inception) to March 31, 2001


STATEMENT OF CASH FLOWS


                                                            February 27,
                                      Three Months Ended       1997
                                           March 31,       (Inception) to
                                    ---------------------     March 31,
                                       2001        2000         2001
                                    ---------    --------    -----------
Net (loss)                            (5,051)           (402)      (36,002)
Depreciation expense                      15               -           107
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities:
   Security deposit                                                 (2,250)
                                      -------      -------        ---------
Net cash used by
operating activities                  (5,036)          (402)       (38,145)
                                     -------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                   -             -            (300)
                                     -------       -------        ---------
Net cash used by
investing activities                       -             -            (300)
                                      ------       -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                   -             -          44,828
                                      ------       -------        --------
Net cash provided by
financing activities                       -             -          44,828
                                      ------      --------        --------
Net (decrease) increase in cash       (5,036)         (402)          6,383
                                      ------      --------       ---------
Cash - beginning                      11,419           670               -
                                      ------      --------       ---------
Cash - ending cash                   $ 6,383      $    268       $   6,383
                                     =======      ========       =========

Supplemental disclosures:

     Interest paid                   $    -       $     -        $      -
                                     =======      =======        ========
     Income taxes paid               $    -       $     -        $      -
                                     =======      =======        ========



The Accompanying Notes are an Integral Part of These Financial Statements.


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

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001 or December 31, 2000.

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

There is no provision for income taxes for the three months ended March 31, 2001 or the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Stock Watch Man, Inc., an Internet company, hereinafter referred to as ("Stock Watch Man, Inc.") or the ("Company") or ("SWCH"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on February 27, 1997.

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

Going Concern - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.


The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations
---------------------

As a developmental stage Company, the Company has not generated any revenues since its inception. During the First Quarter, ended March 31, 2001, the company had total expenses of $5,051, this included: $15 in depreciation expenses and $5,036 in general and administrative expenses. During the First Quarter, ended, March 31, 2001, the Company had a net loss of $5,051 as compared to net loss of $402 for the same period last year. Since the Company's inception, it has incurred an accumulated net loss of $36,002. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

Management does not believe the company will generate any profit for the foreseeable future as developmental and marketing costs will most likely exceed any anticipated revenues. As stated earlier, management is in the process of developing new strategies for future business initiatives.

There are no definitive or legally binding arrangements for management to provide liquidity now or in the future for the Company. There are likewise, no such arrangements with any other parties.

Liquidity and Capital Resources
-------------------------------

The Company was formed on February 27, 1997. On March 1, 1997, founding shareholders purchased 1,000,000 shares of the Company's authorized but unissued treasury stock for cash and services. In July of 1997, the Company put up a simple website after approximately eight months of relatively little activity, lack of financing and time restraints the Company's president became involved in other things. The company was inactive until August 1999. In August, 1999, the Company decided it needed additional funding to proceed as a going concern. On August 2, 1999 the company sold 400,000 shares of common stock to the Company's president for $2,000. The Company decided to proceed with a 504 public offering in the State of Nevada. The Company applied for and received a State Permit from the Securities Division of the Nevada Secretary of State. On March 31, 2000, the Company completed its Regulation D, Rule 504 offering and issued 527,500 shares of its $.001 par value common stock at $.08 per share for total cash of $42,200. On September 27, 2000, the Company issued 200,000 shares of its $.001 par value common stock for consulting services valued at $200.

On September 27, 2000, the Company issued 200,000 shares of its $.001 par value common stock for consulting services valued at $200. There have been no other issuances of common or preferred stock. These are the Company's only significant capitalization events to date.

As of September 30, the Company has 2,127,500 shares of common stock issued and outstanding held by 106 shareholders of record.

If the Company is unable to begin to generate more revenues from its current products and services than it has to date, however, management believes the Company will need to raise additional funds to meet its cash requirements. In the mean time, management of the Company plans to advance funds to the Company on an as-needed basis although there are no definitive or legally binding arrangements to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Market For Company's Common Stock
---------------------------------

On or about November 20, 2000, the Company started trading on the National Quotation Bureau's "Pink Sheets" under the symbol SWCH. On March 22, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol SWCH. A very limited market exists for the trading of the Company's common stock.


Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.


Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions;
the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, Stock Watch Man is not a party to any material legal proceedings, and none are known to be contemplated against SWCH.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed February 27, 1997. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b)By-Laws of the Company adopted March 1, 1997.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  4     Instruments Defining the Rights of Security Holders

               (a)Facsimile of specimen common stock certificate, incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Stock Watch Man, Inc.
                                    ---------------------
                                       (Registrant)

Date:  May 9, 2001
       ----------------

By:  /s/ Steven Yeich
     ------------------------------------
     Steven Yeich, Chairman of the Board,
     President, Chief Executive Officer
     and Chief Financial Officer

By:  /s/ Tracy Yeich
     ------------------------------------------
     Tracy Yeich, Vice President