Form 10QSB/A
period 2001-03-31
STOCK WATCHMAN INC
filed 2001-05-16
CIK 1116112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                          Amendment No. 1 to Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the quarterly period ended March 31, 2001
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-31959
---------------------------------------------------------------------------

                            Stock Watch Man, Inc.
            ----------------------------------------------
            (Name of Small Business Issuer in its charter)


                Nevada                             88-0433815
    -------------------------------   ---------------------------------
    (State or other jurisdiction of   (I.R.S. Employer Identification )
    incorporation or organization)     Number)


        1016 Howard Avenue, Las Vegas, NV               89104
    ---------------------------------------           ---------
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

/s/ G. Brad Beckstead
---------------------

May 2, 2001

                           Stock Watch Man, Inc.
                       (A Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                March 31,    December 31,
Assets                                             2001            2000
                                                ---------     ----------
Current assets:
  Cash                                          $   6,383     $   11,419
                                                ---------     ----------
Total Current Assets                            $   6,383     $   11,419
                                                ---------     ----------
Fixed assets, net                                     265            280
Security deposit                                    2,250          2,250
                                                ---------     ----------
Total Assets                                    $   8,898     $   13,949
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities                                     -              -
                                                ---------     ----------

Stockholders'Equity:

Preferred stock, $0.001 par value,
     10,000,000 shares authorized,
     zero shares issued and
     outstanding                                        -             -

Common stock, $0.001 par value,
     15,000,000 shares authorized;
     2,127,500 shares issued and
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

As of March 31, 2001, the Company has 2,127,500 shares of common stock issued and outstanding held by approximately 106 shareholders of record.

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

Date:  May 16, 2001
       ----------------

By:  /s/ Steven Yeich
     ------------------------------------
     Steven Yeich, Chairman of the Board,
     President, Chief Executive Officer
     and Chief Financial Officer

By:  /s/ Tracy Yeich
     ------------------------------------------
     Tracy Yeich, Vice President