Form 10QSB
period 2001-06-30
STOCK WATCHMAN INC
filed 2001-08-20
CIK 1116112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
---------------------------------------------------------------------------
[ ]  Transition Report under Section 13 or 15(d)of the Exchange Act For the

     Transition Period from ________  to  ___________
---------------------------------------------------------------------------
                     Commission File Number: 000-31959
---------------------------------------------------------------------------

                             Stock Watch Man, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its charter)

             Nevada                                 88-0433815
 -------------------------------        ---------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification)
 incorporation or organization)         Number)

             1016 Howard Avenue, Las Vegas, NV          89104
          ---------------------------------------    -------------
          (Address of principal executive offices)    (zip code)

          Issuer's telephone number, (702) 737-0963
                                     --------------

--------------------------------------------------------------------------
Former Name, former address and former fiscal year if changed since last
Report.

_____Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  [X]    No  [ ]

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                           Yes  [ ]    No  [ ]

     Applicable on to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 2,127,500
                                                  ---------

     Transitional Small Business Disclosure Format (Check One)

                                           Yes  [ ]    No  [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................   10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   12

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   14

Item 5.   Other Information....................................   14

Item 6.   Exhibits and Reports on Form 8-K.....................   15

Signatures.....................................................   15

                          STOCK WATCH MAN, INC.
                              FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2001, follow.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Stock Watch Man, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Stock Watch Man, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and for the period February 27, 1997 (Inception) to June 30, 2001, and statements of cash flows for the six month period ending June 30, 2001 and 2000 and for the period February 27, 1997 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

July 25, 2001

                           Stock Watch Man, Inc.
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                June 30,       December 31,
Assets                                             2001            2000
                                                ---------     ----------
Current assets:
  Cash                                          $   3,698     $   11,419
                                                ---------     ----------
Total Current Assets                                3,698         11,419

Fixed assets, net                                   1,497            280
Security deposit                                    2,250          2,250
                                                ---------     ----------
Total Assets                                    $   7,445     $   13,949
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities                             $       -     $        -
                                                ---------     ----------

Stockholders' Equity:

Preferred stock, $0.001 par value,
     10,000,000 shares authorized,
     zero shares issued and
     outstanding                                        -             -

Common stock, $0.001 par value,
     15,000,000 shares authorized;
     2,127,500 shares issued and
     outstanding                                    2,128         2,128
Additional paid-in capital                         42,772        42,772
Deficit accumulated during development stage      (37,455)      (30,951)
                                                ----------     ---------
Total Stockholders' Equity                          7,445        13,949
                                                ---------     ---------
Total Liabilities and Stockholders' Equity      $   7,445     $  13,949
                                                =========     =========


The accompanying notes are an integral part of these financial statements.

                          Stock Watch Man, Inc.
                       (a Development Stage Company)

                            Statement of Operations
                                (Unaudited)

     For the Three Months and Six Months Ending June 30, 2001 and 2000
       and For the Period February 27, 1997 (Inception) to June 30, 2001


STATEMENT OF OPERATIONS

                                                                    Feb. 27,
                       Three Months Ending  Six Months Ending        1997
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------
Revenue                 $      -   $      -  $       -  $      -  $       -
                        --------   --------  ---------  ---------  --------


Expenses:
  Depreciation
     expense                 55          -         70          -       162
  General and
    administrative
    expenses              1,398     20,888      6,434     21,290     37,293
                        --------   --------  ---------  ---------  --------
    Total expenses        1,453     20,888      6,504     21,290     37,455
                        --------   --------  ---------  ---------  --------
Net (loss)             $ (1,453)  $(20,888)  $ (6,504)  $(21,290)  $(37,455)
                       =========  =========  =========  =========  =========

Weighted average
   number of
   common shares
   outstanding         2,127,500  1,927,500  2,127,500  1,927,500  2,127,500
                       =========  =========  =========  =========  =========
Net (loss) per share   $  (0.00)  $  (0.01)  $ (0.00)   $  (0.01)  $  (0.02)
                       =========  =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                         Stock Watch Man, Inc.
                     (a Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)
            For the Six  Months Ending June 30, 2001 and 2000
       and For the Period February 27, 1997 (Inception) to June 30, 2001


STATEMENT OF CASH FLOWS
                                                            February 27,
                                       Six Months Ended       1997
                                           June 30,       (Inception) to
                                    ---------------------     June 30,
                                       2001        2000         2001
                                    ---------    --------    -----------
Net (loss)                           $ (6,504)    $(21,290)    $ (36,002)
Depreciation expense                       70            -           162
Adjustments to reconcile net
  (loss) to net cash (used) by
   operating activities:
   Security deposit                         -       (2,250)       (2,250)
                                      -------      --------     ---------
Net cash used by
operating activities                  (6,434)       (23,540)     (39,543)
                                      -------      --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets              (1,287)            -        (1,587)
                                      -------      --------     ---------
Net cash used by
investing activities                  (1,287)            -        (1,587))
                                      -------      --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                   -        42,700        44,828
                                      -------      --------     ---------
Net cash provided by
financing activities                       -        42,700        44,828
                                      -------      -------      ---------
Net (decrease) increase in cash       (7,721)      (19,160)        3,698
                                      -------      --------     ---------
Cash - beginning                      11,419           670             -
                                      -------      --------     ---------
Cash - ending cash                   $ 3,698      $ 19,830      $  3,698
                                     =======      =========     =========

Supplemental disclosures:

     Interest paid                   $    -       $     -      $      -
                                     =======      ========     ========
     Income taxes paid               $    -       $     -      $      -
                                     =======      ========     ========
Non-Cash financing activities:
     Shares issued for services                                   1,200
     Number of shares issued                                  1,200,000


The accompanying notes are an integral part of these financial statements.

                          Stock Watch Man, Inc.
                      (a Development Stage Company)
                                   Notes



Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $37,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                          Stock Watch Man, Inc.
                      (a Development Stage Company)
                                   Notes


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     Stock Watch Man, Inc. has been a developmental stage company with a primary business strategy to develop a WEB site (www.stockwatchman.com), market its WEB site through the Internet search engines, develop interactive links to its Web Site, e.g., Chat rooms, stock quotes, charts, news, research, links to SEC, NASDAQ, and other financial resources.

     During the second quarter of 2001 and as a result of negative economic factors related to the Company's web based e-business model, management began to explore alternative business opportunities.

     In April, the Company entered into discussions with Dr. Paul Brown, an inventor of a technology designed to render nuclear waste products environmentally harmless. The process is known as nuclear waste remediation.

     Dr. Brown owns technologies which are the subject of a Patent License Agreement acquired by the Company. The Patent License involves new technologies which may prove effective in the remediation of nuclear waste products.

     The Company's current Plan of Operation, as set forth in this quarterly report will focus on the Company's new nuclear waste remediation business. Presently, the Company will focus its efforts on Phase I, the Monte Carlo Nuclear Modeling (MCNP) process.

The Company has a four-phased strategy to bring the Hypercon(tm) ADS (accelerator driven system) Photodeactivation technology to the marketplace. The phases involve completion of the MCNP modeling process, experimental validation of the process on an industrial level and the design engineering of a pilot plant, and the construction of the pilot plant demonstration facility.

Phase 1- MCNP Modeling

The Hypercon(tm) ADS Photodeactivation process is founded on established and accepted principles of physics. The Company's approach will continue to apply those accepted principles to an industrial setting. Monte Carlo Nuclear modeling is the accepted standard in the industry for computer simulations of nuclear processes.

The MCNP computer modeling of the photon reactor and the Hypercon(tm) ADS treatment of fission waste products needs to be completed. This MCNP model will demonstrate the end results of Hypercon(tm) ADS treatment of nuclear waste products in a manner acceptable to the nuclear industry and the scientific community. This model will further serve as a tool for the design and engineering phase.

                                  10
Phase 2--Empirical Study
The empirical study involves industrial scale validation. The Company will rent accelerator time in either France or Russia and retain an internationally recognized engineering firm of the stature of Bechtel or ABB to perform the analysis and certify the results. This effort will also establish the initial design specifications for the demonstration facility.

Phase 3-- Design Engineering of the Pilot Plant

This phase involves design engineering for the construction of a prototype facility pilot plant to be used for demonstrations of the waste elimination and power generation capabilities of the Hypercon(tm) ADS processes.

Upon completion of Phases 1 and 2, the company will then contract a professional nuclear engineering firm of the stature of General Atomics to perform the design engineering of the pilot plant facility.

Estimates for construction and engineering costs for the initial pilot plant are approximately US$50M to US$55M. This estimate is based on construction of a plant with an annual capacity of ten tons using construction/materials costs from existing, contemporary nuclear facilities. Here is a brief breakdown of estimated costs:

o  Engineering - US$4M to US$7M, based on contemporary experience.
o  Linear Accelerator - US$5M based on contemporary data.
o  Reaction Vessel - US$10M based on Canadian "slowpoke Reactor".
o  Heat Recovery System - US$20M based on $1 per watt at 20 megawatts heat.
o  Building - US$5M based on contemporary power industry estimates.
o Materials Handling - US$8M based on logistics tools in use at the Hanford, Washington nuclear facility.

Phase 4-- Licensing

At the completion of Phase 3, the pilot plant facility design will be ready for licensing. The Nuclear Regulatory Commission (NRC) regulates licensing for this type of plant construction and operation.

The primary business of the Company will be the licensing of its proprietary Hypercon(tm) ADS photodeactivation process and plant design specifications to private industry and agencies of governments. In addition, professional services such as consulting, design, testing and validation will be offered to future Company clients. The Company also anticipates providing a broader and deeper selection of professional services including:

o  Construction Engineering Support
o  Construction Project Management Support
o  On-going Operational Support
o  Testing
o  Training
o  On-going Research and Development

The Company may also enter into agreements with the US Department of Energy (and their foreign counterparts) for the neutralization of radioactive waste within the scope of their responsibility.

     During the next twelve months, the Company will need to raise sufficient funds in order to implement Phase I process.

     Management does not believe the company will generate any revenues for the foreseeable future. The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders. No assurance can be given that the Company's nuclear remediation technologies will be commercially successful.


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, technical difficulties building a commercially feasible nuclear waste remediating device, government regulation, technological change and competition.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year covered by this report.

Item 5.  Other Information

     The Company is taking action which will focus the Company's business
efforts in a new direction.   Management believes this new corporate
business will add value to shareholder equity.

     On August 6, 2001, the Board of Directors authorized the issuance of 17,872,500 shares of common stock in exchange for the acquisition of a Patent License Agreement from Global Atomics, Inc., a Wyoming corporation. The Company presently has 12,872,500 common shares available for the issuance from its authorized common stock. The 5,000,000 share balance will be issued when the Company amends its Articles of Incorporation thereby increasing its authorized common stock.

     On August 8, 2001, the majority shareholders authorized the amendment to the Articles of Incorporation increasing the common stock capital from 15,000,000 shares to 100,000,000 shares. This authorization was implemented by the written consent of the majority shareholders in lieu of a special meeting. The majority shareholders have also authorized a corporate name change. The new corporate name will be Nuclear Solutions, Inc. The increase in authorized capital and new corporate name will not be effective until the Amendment to the Articles of Incorporation is filed. This filing will take place after notice to the Company shareholders in accordance with the provisions of the Schedule 14C Information Statement.

     The Company is taking steps to notify its shareholders of the majority shareholder action. An Information Statement prepared on Schedule 14C is being prepared for that purpose.

     Steve Yeich, the Company's current Director, President and Secretary and Tracy Yeich, the Company's Vice President have resigned and appointed the following persons to fill the vacancies created. The new director and officers are set forth below and are effective 5:00 o'clock P.M. PST, August 8, 2001:

     Dr. Paul Brown-President, Chief Executive Officer, Director
     Patrick Herda, Vice President, Assistant Secretary
     Jackie Brown, Secretary, Treasurer

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit Number                   Description

          10 Asset Purchase Agreement dated August 8, 2001 between Global Atomics, Inc., Global Atomics Licensing, Ltd. and Stock Watch Man, Inc.


     (b) Reports on Form 8-K.

         None.



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2001


STOCK WATCH MAN, INC.


/s/ Steve Yeich
-----------------
By: Steve Yeich
Title: President