Form 10QSB
period 2001-09-30
NUCLEAR SOLUTIONS INC
filed 2001-11-20
CIK 1116112

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the quarterly period ended September 30, 2001
-------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-------------------------------------------------------------------------

                   Commission file number    000-31959
-------------------------------------------------------------------------

                         NUCLEAR SOLUTIONS, INC.
            ----------------------------------------------
            (Name of Small Business Issuer in its Charter)


           NEVADA                                    88-0433815
   ------------------------             ---------------------------------
   (State of Incorporation)             (IRS Employer Identification No.)

1530 East Commercial St., Meridian, ID                   83642
-----------------------------------------            -----------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, (208) 846-7868

                            Stock Watch Man, Inc.
                 1016 Howard St., Las Vegas, NV  89104
--------------------------------------------------------------------------
Former Name, former address and former fiscal year if changed since last report

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [ ]      No [ ]

     Applicable on to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:20,850,000

     Traditional Small Business Disclosure Format (check one)

                                          Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION  Item 1.

Item 1.  Financial Statements.................................      4
         Independent Accountants Review Letter................      5
         Balance Sheet (unaudited)............................      6
         Statements of Operations (unaudited).................      7
         Statements of Cash Flows (unaudited).................      8
         Notes to Financial Statements........................     9-11

Item 2.  Management's Discussion and Analysis of Plan
                 of Operation.................................     12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................     15
Item 2.  Changes in Securities and Use of Proceeds............     15
Item 3.  Defaults upon Senior Securities......................     15
Item 4.  Submission of Matters to a Vote of Security Holders..     15
Item 5.  Other Information.....................................    16
Item 6.  Exhibits and Reports on Form 8-K......................    16

Signatures......................................................   17

                          NUCLEAR SOLUTIONS, INC.
                               FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements.  (Unaudited)

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------


Board of Directors
Nuclear Solutions, Inc. (formerly Stock Watch Man, Inc.)
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Nuclear Solutions, Inc. (formerly Stock Watch Man, Inc.) (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period February 27, 1997 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period February 27, 1997 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Nuclear Solutions, Inc. (formerly Stock Watch Man, Inc.) (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated January 22, 2001, I expressed an unqualified opinion on those financial statements.

November 15, 2001

/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                                (unaudited)
                                                September 30, December 31,
Assets                                             2001          2000
                                                ---------     ----------
Current assets:
  Cash                                          $       -     $   11,419
  Prepaid consulting fees                         200,000              -
                                                ---------     ----------
Total Current Assets                              200,000         11,419

Fixed assets, net                                   1,442            280
Acquired technology, net                           87,000              -
Security deposit                                        -          2,250
                                                ---------     ----------

                                                $ 288,442     $   13,949
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable- related party              $   20,000     $        -
                                                ---------     ----------
    Total current liabilities                      20,000              -
                                                ---------     ----------

Stockholders' Equity:

Preferred stock, $0.001 par value,
     10,000,000 shares authorized,
     zero shares issued and
     outstanding                                        -             -

Common stock, $0.001 par value,
     100,000,000 shares authorized;
     20,850,000 and 2,127,500 shares
     issued and outstanding as of
     9/30/01 and 12/31/00 respectively              2,058           213
Additional paid-in capital                        777,815        44,687
(Deficit) accumulated during development stage   (511,458)      (30,951)
                                                ----------     ---------
                                                  268,442        13,949
                                                ---------     ---------
                                                $ 288,442     $  13,949
                                                =========     =========


The accompanying notes are an integral part of these financial statements.

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                       (a Development Stage Company)

                            Statement of Operations
                                (Unaudited)

     For the Three Months and Nine Months Ending September 30,2001 and 2000
      and For the Period February 27, 1997 (Inception) to September 30,2001


STATEMENT OF OPERATIONS

                    Three Months Ending  Nine Months Ending    Feb. 27, 1997
                       September 30,        September 30,     (Inception) to
                    -------------------  ------------------    September 30,
                          2001      2000      2001     2000         2001
                      ----------  -------  -------- --------  --------------
Revenue                 $      -   $      -  $       -  $      -  $       -
                        --------   --------  ---------  ---------  --------


Expenses:
  Depreciation
     expense                 55          -        125          -        217
  Consulting fees       443,000          -    443,000          -    443,000
  Legal fees             25,000          -     25,000          -     25,000
  General and
    administrative
    expenses              5,948     20,888     12,382     21,290     43,241
                        --------   --------  ---------  ---------  --------
    Total expenses      474,003     20,888    480,507     21,290    511,458
                        --------   --------  ---------  ---------  --------
Net (loss)            $(474,003)  $(20,888) $(480,507)  $(21,290) $(511,458)
                      ==========  ========= ==========  ========= ==========

Weighted average
   number of
   common shares
   outstanding        20,850,000  1,927,500  20,850,000  1,927,500  20,850,000
                      ==========  =========  ==========  =========  ==========
Net (loss) per share   $  (0.02)  $  (0.01)  $ (0.02)   $  (0.01)  $  (0.02)
                       =========  =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                     (a Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)
          For the Nine Months Ending September 30,2001 and 2000
   and For the Period February 27, 1997 (Inception) to September 30,2001


STATEMENT OF CASH FLOWS
                                         Nine Months Ending    Feb. 27, 1997
                                           September 30,      (Inception) to
                                        --------------------   September 30,
                                         2001          2000        2001
                                       ---------    ---------   ------------
Net (loss)                               $(480,507)   $(21,290)   $(511,458)
Depreciation expense                           125           -          217
Shares issued for consulting services      443,000           -      443,000
Shares issued for legal fees                 5,000                    5,000
Adjustments to reconcile net
  (loss) to net cash (used) by
   operating activities:
   Security deposit                          2,250      (2,250)           -
   Increase in accounts payable             20,000           -       20,000
                                         ---------    --------    ---------
Net cash (used) by
operating activities                       (10,132)    (23,540)     (43,241)
                                         ---------    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                   (1,287)           -       (1,587)
                                         ---------    --------    ---------
Net cash (used) by
investing activities                       (1,287)           -       (1,587)
                                         ---------    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                        -       42,700       44,828
                                         ---------    --------    ---------
Net cash provided by
financing activities                             -      42,700       44,828
                                         ---------    --------    ---------


Net (decrease) increase in cash            (11,419)     19,160            -
                                         ---------    --------    ---------
Cash - beginning                            11,419         670            -
                                         ---------    --------    ---------
Cash - ending cash                       $       -    $ 19,830    $       -
                                         =========    ========    =========

Supplemental disclosures:

     Interest paid                       $       -    $      -    $       -
                                         =========    ========    =========
     Income taxes paid                   $       -    $      -    $       -
                                         =========    ========    =========
Non-Cash financing activities:
     Number of shares issued for
       consulting services                 750,000           -    1,950,000
                                         =========    ========    =========
     Number of shares issued for
       legal services                      100,000           -      100,000
                                         =========    ========    =========
     Number of shares issued to
       acquire technology               17,872,500           -   17,872,500
                                        ==========    ========   ==========

                        Nuclear Solutions, Inc.
                   [formerly Stock Watch Man, Inc.]
                     (a Development Stage Company)
                                 Notes



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

On August 8, 2001, the Company amended its Articles of Incorporation to change its name to Nuclear Solutions, Inc.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $511,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

                        Nuclear Solutions, Inc.
                   [formerly Stock Watch Man, Inc.]
                     (a Development Stage Company)
                                 Notes


These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

The Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company owned solely by Paul M. Brown, the Company's president, pursuant to an Asset Purchase Agreement dated August 8, 2001.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.
Note 4 - Prepaid consulting fees

The Company issued 250,000 shares of its $0.0001 par value common stock to TJ Jesky pursuant to a one-year contract for consulting services.
The prepaid fees of $200,000 will be amortized over a twelve-month period.

Note 5 - Acquired technology

On August 8, 2001, the Company entered into an Asset Purchase Agreement to acquire licensed technology designed to render nuclear waste products environmentally harmless. Pursuant to the Agreement the Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company owned solely by Paul M. Brown, the Company's president, for a stated value of $87,000.

Note 6 - Shareholders equity

The Company amended its Articles of Incorporation on August 8, 2001 to increase its authorized common stock to 100,000,000 shares and to decrease its par value from $0.001 to $0.0001. The number of shares issued and outstanding have been retroactively restated to reflect the changes.

On July 28, 2001, the Company issued 100,000 shares of its $0.0001 par value common stock to Greg Wilson, Esq., the Company's legal counsel, for a stated value of $5,000.

                        Nuclear Solutions, Inc.
                   [formerly Stock Watch Man, Inc.]
                     (a Development Stage Company)
                                 Notes


On August 8, 2001, the Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company owned solely by Paul M. Brown, the Company's president, pursuant to an Asset
Purchase Agreement valued at $87,000.

On September 1, 2001, the Company issued 200,000 shares of its $0.0001 par value common stock to Smart Street, Inc. for consulting services valued at $202,000.

On September 1, 2001, the Company issued 100,000 shares of its $0.0001 par value common stock to Princeton Research, Inc. for consulting services valued at $101,000.

On September 14, 2001, the Company issued 250,000 shares of its $0.0001 par value common stock to TJ Jesky, an individual, for consulting services valued at $200,000.

On September 20, 2001, the Company issued 200,000 shares of its $0.0001 par value common stock to Igor Litopsky, an individual, for consulting services valued at $140,000.

Note 7 - Commitments

On August 8, 2001, the Company entered into an Employment Agreement with Paul M. Brown, it's president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company's current Plan of Operation, as set forth in this quarterly report will focus on the Company's new nuclear waste remediation business. Presently, the Company will focus its efforts on Phase I, the Monte Carlo Nuclear Modeling (MCNP) process.

The Company has a four-phased strategy to bring the Hypercon" ADS
(accelerator driven system) Photodeactivation technology to the marketplace. The phases involve completion of the MCNP modeling process, experimental validation of the process on an industrial level and the design engineering of a pilot plant, and the construction of the pilot plant demonstration facility.

Phase 1 MCNP Modeling

The Hypercon" ADS Photodeactivation process is founded on established and accepted principles of physics. The Company's approach will continue to apply those accepted principles to an industrial setting. Monte Carlo Nuclear modeling is the accepted standard in the industry for computer simulations of nuclear processes.

The MCNP computer modeling of the photon reactor and the Hypercon" ADS treatment of fission waste products needs to be completed. This MCNP model will demonstrate the end results of Hypercon" ADS treatment of nuclear waste products in a manner acceptable to the nuclear industry and the scientific community. This model will further serve as a tool for the design and engineering phase.

Phase 2--Empirical Study

The empirical study involves industrial scale validation. The Company w ill rent accelerator time in either France or Russia and retain an internationally recognized engineering firm of the stature of Bechtel or ABB to perform the analysis and certify the results. This effort will also establish the initial design specifications for the demonstration facility.

Phase 3-- Design Engineering of the Pilot Plant

This phase involves design engineering for the construction of a prototype facility pilot plant to be used for demonstrations of the waste elimination and power generation capabilities of the Hypercon" ADS processes.

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

Engineering - US$4M to US$7M, based on contemporary experience.
Linear Accelerator - US$5M based on contemporary data.
Reaction Vessel - US$10M based on Canadian "slowpoke Reactor".
Heat Recovery System - US$20M based on $1 per watt at 20 megawatts heat. Building - US$5M based on contemporary power industry estimates.
Materials Handling - US$8M based on logistics tools in use at the Hanford, Washington nuclear facility.

Phase 4-- Licensing

At the completion of Phase 3, the pilot plant facility design will be ready for licensing. The Nuclear Regulatory Commission (NRC) regulates licensing for this type of plant construction and operation. The primary business of the Company will be the licensing of its proprietary Hypercon" ADS photodeactivation process and plant design specifications to private industry and agencies of governments. In addition, professional services such as consulting, design, testing and validation will be offered to future Company clients. The Company also anticipates providing a broader and deeper selection of professional services including:

Construction Engineering Support
Construction Project Management Support
On-going Operational Support
Testing
Training On-going Research and Development

The Company may also enter into agreements with the US Department of Energy (and their foreign counterparts) for the neutralization of radioactive waste within the scope of their responsibility.

During the next twelve months, the Company will need to raise sufficient funds in order to implement Phase I process.

Management does not believe the company will generate any revenues for the foreseeable future. The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders. No assurance can be given that the Company's nuclear remediation techologies will be commercially successful.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, technical difficulties building a commercially feasible nuclear waste remediating device, government regulation, technological change and competition.

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

Item 2.  Changes in Securities and Use of Proceeds

      Recent Sales of Unregistered Securities

      During the third quarter of 2001, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

      On August 8, 2001, the Company authorized the issuance 17,872,500 common shares to Global Atomics, Inc. pursuant to the Asset Purchase Agreement valued at $78,000.

      On September 1, 2001, the Company authorized the issuance of 200,000 common shares to Smart Street, Inc. for consulting services valued at $202,000.

      On September 1, 2001, the Company authorized the issuance of 100,000 common shares to Princeton Research, Inc. for consulting services valued at $101,000.

      On September 14, 2001, the Company authorized the issuance of 250,000 common shares to T. J. Jesky, an individual, for consulting services valued at $200,000.

      All shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").


Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On August 6, 2001, the Company's majority shareholders, in lieu of a special meeting of the shareholders, consented to: (1) a corporate name change from Stock Watch Man, Inc. to Nuclear Solutions, Inc. and, (2) an increase in authorized common stock from 15,000,000 shares, par value $0.001 per share to 100,000,000 shares, par value $0.0001 per share. The shareholder consent represented 61.1% of the issued and outstanding voting common stock.

Item 5.  Other Information

      None.


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits: None

      (b) Reports on Form 8-K.

            (1) On September 20, 2001 an 8-K report was filed dealing with
Item 5 (Other Events).

            (2) On August 9, 2001 an 8-K report was filed dealing with
Item 2 (Acquisition or Disposition of Assets) and Item 5, (Other Events).

                                SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001


NUCLEAR SOLUTIONS, INC.


/s/ Paul M. Brown                          /s/ Jackie Brown
-----------------------                   --------------------
By: Paul M. Brown, Ph.D.                  By: Jackie Brown
Title: President                          Title: Secretary