Form 10KSB
period 2001-12-31
NUCLEAR SOLUTIONS INC
filed 2002-05-16
CIK 1116112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-31959

                            NUCLEAR SOLUTIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                              88-0433815
-------------------------------                              --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
                                                             No.)

     1050 Connecticut Ave NW, Suite 1000, Washington, D.C.        20036
     -----------------------------------------------------    -------------
            (Address of principal executive offices)            (zip code)

                                  202-772-3133
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended December 31, 2001.

This report contains a total of _ pages. The Exhibit Index appears on page __.

As of December 31, 2001, there were 20,850,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $12,324,500 based on the low bid price December 31, 2001 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2001, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                            Nuclear Solutions, Inc.
                                  FORM 10-KSB
                               December 31, 2001


                                                                        Page
                                                                        ----
PART I.................................................................... 3
ITEM 1.  Business......................................................... 3
ITEM 2.  Properties....................................................... 6
ITEM 3.  Legal Proceedings................................................ 6
ITEM 4.  Submission of Matters to vote of Security Holders................ 6

PART II................................................................... 7

ITEM 5.  Market for Common Equity and Related Stockholder Matters......... 7
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 8
ITEM 7.  Financial Statements............................................ 14
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure........................................ 15

PART III................................................................. 16

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act.... 16
ITEM 10.  Executive Compensation......................................... 20
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management. 21
ITEM 12.  Certain Relationships and Related Transactions................. 22

PART IV.................................................................. 23

ITEM 13.  Exhibits and Reports on Form 8-K............................... 23
SIGNATURES............................................................... 24

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

      (a) Our Corporate History. The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. The Company has no operations and is considered a development stage company. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

      (b) Business of the Issuer.

Nuclear Solutions, Inc. is engaged in the research, development and commercialization of commercially unproven, development stage technologies intended for remediation and treatment of various forms of radioactive waste. The target waste streams may be in either liquid, or solid form and may consist of mixed or purified isotopes. The company is also engaged in the research and development required to produce an accelerator-driven reactor system (ADS) that could remediate certain nuclear waste streams as well as reproduce usable energy in the form of electricity.

The company presently has two core nuclear technologies:

GHR, is a proprietary technology that is intended for the removal of radioactive contaminants from water. It is essentially an efficient filterless chemical-physical reactor (non-nuclear) that can extract Tritium (radioactive isotope) and Deuterium (heavy water) from contaminated water. The company is currently engaged with the Institute of Industrial Mathematics in Beer Sheeva, Israel to research the optimum parameters for high volume commercial processing units.

Hypercon ADS(TM), is a patented and patent-pending technique that uses photons to yield gamma-neutron and gamma-fission reactions which result in a change to the atomic structure of the target radioisotope. The process is referred to as photo-transmutation (atomic transmutation via photon induced gamma-neutron reactions). The Hypercon ADS(TM)technology can be segmented into two distinct categories.

Category 1: Hypercon ADS(TM)with Heat Recovery is being developed for use as an accelerator driven system that could transmute certain nuclear waste streams (i.e. resulting in the relaxation of the radioisotopes) as well as reproduce usable energy in the form of electricity.

Category 2: Hypercon ADS(TM)without heat recovery is being developed for use as a nuclear waste treatment system that can process materials contaminated with certain levels and types of radioisotopes. This system as envisioned could reduce the levels of radioisotope contamination present in many expendable items that are used in the handling and processing of nuclear materials.

The company intends to generate revenues from joint-ventures and licensing. A typical joint venture employing the GHR technology may consist of partnering with an environmental remediation firm that would operate GHR processing equipment that is supplied under contract by Nuclear Solutions. A licensing arrangement with the Hypercon ADS TM system may consist of a technology license being purchased by an operator of nuclear power plants. Revenue would flow back to Nuclear Solutions as a function of a percentage of the dollar value of nuclear waste treated, electricity generated or both.

      Competition
      -----------

Competition in the fields in which the company is developing and has patent-pending technologies, is complex. With a core business that includes nuclear waste remediation and power generation technologies, the company's competition is largely from government-funded organizations, as in most nuclear-related business. We will be competing with national laboratories, universities, and so-called think tanks that may have much greater access to capital and marketing resources because of their government ties and recognition among the non-profit and scientific community.

There are well established organizations within our business segments that have both name recognition and histories of implemented technologies. In nuclear-related businesses, the competitive field is relatively small but intense and can raise significant barriers to entry. Competition usually stems from name recognition, price, marketing resources and expertise. Although we have retained marketing and consulting expertise, established competitors could enter the market with new, competing technologies at any time. Our ability to complete will depend on the capabilities of the market-ready technologies and how well we will be able to market these technologies.

To date, we have not generated any revenues from our products or technologies and are competing against companies which may have significantly greater financial and human resources.

      Our Employees
      -------------

We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel.

We have four employees, two executive officers, Patrick Herda and Qi Ao and one secretarial and one technical person.

On  August 8, 2001, the Company entered into an Employment Agreement with  Paul
M. Brown, it's president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the period ended December 31, 2001, the amount accrued was $104,167 and at Mr. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the period ended December 31, 2001, the amount accrued was $50,000.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the period ended December 31, 2001, the amount accrued was $48,275 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

On October 1, 2001, the Company appointed Mr. Behrmann as the Executive Vice President of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's $0.0001 par value common stock valued at $337,500. For the period ended December 31, 2001, the amount accrued was $337,500 to be paid back stock.

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the period ended December 31, 2001, the amount accrued was $378,000 to be paid back in stock.

We can not assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

ITEM 2.     DESCRIPTION OF PROPERTY.
      During 2001, the Company shared office space, on a rent-free basis, with Global Atomics, Inc., a company owned by Paul Brown.

ITEM 3.     LEGAL PROCEEDINGS.

      The   Company  is  not  a  party  to  any  pending  or  threatened  legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   Market Information.

      Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol NSOL. Table 1 sets forth the high and low bid information for each fiscal quarter beginning with the second quarter of 2001, the first quarter for which this information was available. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ Historical Data Service of Rockville, Maryland.

Table 1.

Bid Information


Fiscal Quarter Ended                             Low               High


December 31, 2001
                                                1.57               3.95

September 30, 2001
                                                0.66               2.80

June 30, 2001                                   0.05               1.65


(a)   Holders.

      Our company has approximately 586 shareholders of its common stock as of December 31, 2001 holding 20,850,000 common shares.

(c)   Dividends.

      There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(a)   Recent Sales of Unregistered Securities

      During the fourth quarter of 2001, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

      On October 1, 2001, the Company authorized the issuance of 150,000 common shares to Mr. Behrmann, a company Vice President. The shares were issued as deferred compensation and valued at $337,500. This compensation is being amortized over 12 months.

      The shares issued above were issued in a private transactions pursuant to
Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Plan of Operation

Nuclear Solutions, Inc. is a development stage company engaged in research and development, organizational efforts, raising capital, and commercialization of commercially unproven, development stage technologies intended for remediation and treatment of various forms of radioactive waste. This discussion provides an analysis of our plan of operation for the next twelve months.

The Company's current Plan of Operation, as set forth in this annual report will reflect a change in the plan of operation since the death of the company President and CEO, on April 7, 2002.

The company intends to apply significant effort over the next twelve months to commercialize certain technologies and related businesses that management believes to be within two years of revenue generation. The company also intends to continue research and development in to the Hypercon(TM) ADS system for nuclear waste transmutation.

We anticipate that we will incur significant capital costs for the continued development and marketing of our technologies.

We will require additional financing to continue our planned operations during 2002. Management believes that it will be able to raise the necessary financing to continue planned operations. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring technologies to the marketplace.

Nuclear Wastewater Treatment

Nuclear Solutions will undertake effort for the marketing and industrial optimization of GHR technology over the next twelve months.

The company has entered into a research and licensing agreement with The Institute for Industrial Mathematics, Inc (IIM), of Beer-Sheva, Israel for the acquisition of GHR technology in March 2002. GHR is a proprietary technology that is intended for the removal of radioactive contaminants from water. It is a filterless chemical-physical reactor that can extract Tritium and Deuterium from contaminated water. The agreement between Nuclear Solutions and The Institute for Industrial Mathematics stipulates a 12 to 15 month development timeframe whereby optimal parameters and system design for high volume industrial processing of nuclear wastewater through GHR are to be determined.

Management estimates that the cost to bring GHR technology to commercial readiness will be approximately $550,000. The company intends to fund the GHR program as a matter of priority over the next twelve months.

During the optimization phase for GHR, the company will actively seek out an operating partner for the commercialization phase and investigate business opportunities for the implementation of GHR worldwide. Upon completion of the commercial optimization phase, management intends to manufacture GHR wastewater processing equipment and begin treatment of contaminated water with an experienced operator in the field of nuclear waste remediation.

Photodeactivation of Nuclear Waste

Over  the  course of the next year the company will continue development  of  a
photonuclear   waste   transmutation   system,   which   is   referred   to  as
photodeactivation, or the Hypercon(TM) ADS Transmutation System.

The development effort will focus on two different aspects of this technology:

A.) Photonuclear waste transmutation without heat recovery is being developed for use as a nuclear waste treatment system that can process materials contaminated with certain levels and types of radioisotopes. The system could reduce the levels of radioisotope contamination present in many expendable items that are used in the handling and processing of nuclear materials. The company is currently preparing a joint venture partnership to develop specific solutions based on this technology for the nuclear industry. The joint venture partnership intends to generate revenues by initially being paid to develop specific photonuclear transmutation solutions via contract with an end-user. Over the course of the next twelve months the company will market this service to the nuclear industry. Upon the execution of a development contract, the company will require up-front and ongoing payments to function as a project developer for the customer. Upon completion of the development contract, the company will then collect revenues based on predetermined negotiations that are calculated upon percentage of cost savings or percentage of revenue formulas.

B.) Photonuclear waste transmutation with heat recovery is being developed for use as an accelerator driven reactor system that could perform photonuclear transmutation of nuclear waste as well as reproduce usable energy in the form of electricity. This system is referred to as the HyperconTM ADS system. Hypercon ADS {trademark}, is a patented and patent-pending technique that uses photons to yield gamma-neutron and gamma-fission reactions which result in a change to the atomic structure of the target radioisotope. The process is referred to as photo-transmutation (atomic transmutation via photon induced gamma-neutron and gamma-fission reactions).

The  Company  has  a  Three-phased  strategy  to  bring  the  Hypercon(TM)  ADS
(accelerator driven system) Photodeactivation technology to the marketplace. The phases involve completion of the computer simulation process, design engineering of a pilot plant, and the construction of the pilot plant demonstration facility.

Phase 1 Computer Simulation

The HyperconTM ADS Photodeactivation process is a Photon-induced nuclear waste transmutation process. Key performance data such as rates of transmutation, thermal heat liberated and overall efficacy with various mixed waste streams and reactor configurations needs to be determined before the design of a demonstration reactor system can begin.

In order to benchmark the key data that is required in the least amount of time and with the most efficient use of capital. The company is employing specific nuclear modeling software called Monte Carlo N-Particle Transport Code (MCNPX) that is developed by Los Alamos National Labs. MCNPX was developed as a scientific research tool by the U.S. government to supplant the need for extensive empirical nuclear research experiments, in order to reduce the time and cost of generating preliminary data for nuclear research projects, reactor and weapons designs. MCNPX is regarded as the most comprehensive nuclear modeling tool in the industry.

During the next twelve months the company will work with Los Alamos National Laboratories to upgrade and include several key functions into MCNPX code to accommodate the demands of modeling an exothermic, photonuclear transmutation process. When the code augmentation is completed further transmutation performance data can be generated.

The completed MCNPX model will demonstrate the end results and key performance parameters of the HyperconTM ADS in a manner acceptable to the nuclear industry and the scientific community. The data obtained from this modeling effort will them be employed in the design and engineering for a planned 20 Megawatt Demonstration reactor.

Management does anticipate that phase 1 will require at least twelve months to complete

Phase 2-- Design Engineering of the Pilot Plant

This phase involves design engineering for the construction of a prototype facility pilot plant to be used for demonstrations of the waste elimination and power generation capabilities of the Hypercon ADS processes.

Upon completion of Phase 1, the company will then contract a professional nuclear engineering firm of the stature of General Electric to perform the design engineering of the pilot plant facility. Estimates for construction and engineering costs for the initial 20 Megawatt pilot plant are approximately US$50M to US$55M. This estimate is based on construction of a plant with an annual transmutation capacity of ten tons using construction/materials costs from existing, contemporary nuclear facilities.

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

Phase 3-Licensing

At the completion of Phase 2, the pilot plant facility design will be ready for licensing. The Nuclear Regulatory Commission (NRC) regulates licensing for this type of plant construction and operation. The primary business of the Company will be the licensing of its proprietary HyperconTM ADS photodeactivation process and plant design specifications to private industry and agencies of governments. In addition, professional services such as consulting, design, testing and validation will be offered to future Company clients. The Company also anticipates providing a broader and deeper selection of professional services including:

Construction Engineering Support
Construction Project Management Support
On-going Operational Support
Testing
Training On-going Research and Development
The Company may also enter into agreements with the US Department of Energy (and their foreign counterparts) for the neutralization of radioactive waste within the scope of their responsibility. The licensing phase is dependent upon several key factors that are outside of the twelve-month scope of this plan.

During the next twelve months, the Company will need to raise sufficient funds in order to implement the HyperconTM ADS Phase I development plan.

During the period of the plan, we do not anticipate any significant changes in the numbers of employees employed by us. However, the strategic acquisition of an operating company may unexpectedly increase the number of employees significantly in the next 12 months.

We may incur substantial expenses associated with the development of our technologies. The amount and type of expenses incurred will vary depending on the technology being developed. We estimate requiring five million dollars of operating capital to sustain operations over the next twelve months.

We have not generated any revenue from operations since our inception and we have not been profitable since our inception. Although we believe that we may recognize revenues during the next twelve months based on expressions of interest from third parties to purchase our design services, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues. Our technologies have never been utilized on a large-scale commercial basis.

We expect that we will continue to generate losses until at least such time as we can commercialize our technologies, if ever. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders. No assurance can be given that the Company's nuclear remediation technologies will be commercially successful.

Forward-Looking Statements

This Form 10-KSB  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-KSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "intends", "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward- looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, technical difficulties building a commercially feasible nuclear waste remediating device, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 7.     FINANCIAL STATEMENTS.


                            NUCLEAR SOLUTIONS, INC.
                       [FORMERLY STOCK WATCH MAN, INC.]
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                     AS OF
                          DECEMBER 31, 2001 AND 2000

                                      AND

                           STATEMENTS OF OPERATIONS,
                           STOCKHOLDERS' EQUITY, AND
                                  CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                      AND
                                FOR THE PERIOD
                     FEBRUARY 27, 1997 (DATE OF INCEPTION)
                                    THROUGH
                               DECEMBER 31, 2001


                               TABLE OF CONTENTS
                               -----------------


                                                                   PAGE
Independent Auditor's Report                                        F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statements of Changes in Stockholders' Equity                       F-4

Statements of Cash Flows                                            F-5

Footnotes                                                           F-6-17


G. BRAD BECKSTEAD
---------------------------
CERTIFIED PUBLIC ACCOUNTANT
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITOR'S REPORT

May 13, 2002

Board of Directors
Nuclear Solutions, Inc.
[formerly Stock Watch Man, Inc.]

I have audited the Balance Sheets of Nuclear Solutions, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period from February 27, 1997 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Solutions, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for years then ended and for the period February 27, 1997 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                       (a Development Stage Company)
                              Balance Sheet



BALANCE SHEET

                                                       December 31,
                                                ------------------------
Assets                                             2001          2000
                                                ---------     ----------
Current assets:
  Cash and equivalents                          $   2,128     $   11,419
  Prepaid consulting fees                         150,000              -
                                                ---------     ----------
Total Current Assets                              152,128         11,419
                                                ---------     ----------

Fixed assets, net                                   3,690            280
Acquired technology, net                           82,650              -
Security deposit                                        -          2,250
                                                ---------     ----------

                                                $ 238,468     $   13,949
                                                =========     ==========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                              $   16,180     $       -
  Accrued expenses                                  51,015             -
  Accrued payroll                                   26,568             -
  Accrued executive compensation                   917,942             -
  Accrued interest                                     242             -
                                                ---------     ----------
    Total current liabilities                   1,011,947              -
                                                ---------     ----------

Convertible debt - related party                   29,000              -

Stockholders' equity (deficit):

Preferred stock, $0.001 par value,
     10,000,000 shares authorized,
     zero shares issued and
     outstanding                                        -             -

Common stock, $0.001 par value,
     100,000,000 shares authorized;
     20,850,000 and 2,127,500 shares
     issued and outstanding as of
     12/31/01 and 12/31/00 respectively             2,058           213
Additional paid-in capital                        797,915        44,687
Deferred compensation                            (253,125)            -
(Deficit) accumulated during development stage (1,349,354)      (30,951)
                                                ----------     ---------
                                                  802,479        13,949
                                                ---------     ---------
                                                $ 238,468     $  13,949
                                                =========     =========


The accompanying notes are an integral part of these financial statements.

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                       (a Development Stage Company)
                          Statement of Operations


STATEMENT OF OPERATIONS


                                      For the years ended    February 27, 1997
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2001         2000           2001
                                     ----------   ----------   --------------
Revenue                              $        -   $        -   $            -
                                     ----------   ----------   --------------

Expenses:
  Depreciation and
     amortization                        89,052           20           89,144
  Consulting fees                       493,000            -          493,000
  Legal fees                             25,000            -           25,000
  Executive compensation
    - related party                     580,442            -          580,442
  General and
    administrative
    expenses                            130,667       28,688          161,526
                                     ----------   ----------   --------------
    Total expenses                    1,318,161       28,719        1,349,112
                                     ----------   ----------   --------------

Other expense

Interest expense - related party            242            -              242
                                     ----------   ----------   --------------
Net (loss)                          $(1,318,403)   $  (28,719)  $(  1,349,354)
                                    ============   ===========  ==============

Weighted average
   number of
   common shares
   outstanding                         9,920,356     1,848,805
                                    ============   ===========

Net (loss) per share                $        (0)   $       (0)
                                    ============   ===========


The accompanying notes are an integral part of these financial statements.

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                     (a Development Stage Company)
               Statement of Changes in Stockholders' Equity


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                     Deficit
                                                     Accumulated
                          Common Stock   Additional  During         Total
                          ------------     Paid-in   Development Stockholders'
                          Shares   Amount   Capital  Stage         Equity
                        ---------  ------- --------- ------------  -------
March 1, 1997
Issued for services
and organizational
costs                  1,000,000  $  100   $    900   $        -   $ 1,000

Net Loss
February 27, 1997
(inception to)
December 31, 1997                                           (830)     (830)
                      -------------------------------------------------------

Balance as of
December 31, 1997      1,000,000      100       900         (830)      170

Net loss                                                     (36)      (36)
                      -----------------------------------------------------
Balance as of
December 31, 1998      1,000,000      100         -         (866)      134

August 2, 1999
Issued for cash          400,000       40         1,960             (2,000)

Net loss
December 31, 1999                                         (1,366)   (1,366)
                   --------------------------------------------------------
Balance as of
December 31, 1999      1,400,000      140        2,860    (2,232)      768

March 31, 2000
Issued for cash
pursuant to 504
offering                 527,500       53         41,647       -    41,700

September 27, 2000
Issued for services      200,000       20            180               200

Net loss
December 31, 2000                                        (28,719)   (28,719)
                    --------------------------------------------------------
Balance as of
December 31, 2000      2,127,500    213     44,697       (30,951)    13,949
July, 2001
Shares issued for
legal fees               100,000     10      4,990            -       5,000

August, 2001
Shares issued for
acquired technology   17,872,500  1,787     85,213                   87,000

September, 2001
Shares issued for
services                 200,000    20     201,980                  202,000

September, 2001
Shares issued for
services                 100,000    10     100,990                  101,000

September, 2001
Shares issued for
services                 250,000    25     199,975                  200,000

September, 2001
Shares issued for
services                 200,000    20     139,980                  140,000

October, 2001
Donated capital-cash                           100                      100

December, 2001
Donated capital
    - expenses                              20,000                   20,000

Net (loss) for
The year ended
December 31, 2002                                    (1,318,403) (1,318,403)
                  ----------------------------------------------------------
Balance
December 31, 2001   20,850,000  $ 2,085  $ 797,915  $(1,349,354) $ (549,354)
                  =========================================================

The accompanying notes are an integral part of these financial statements.


                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                     (a Development Stage Company)
                        Statement of Cash Flows

STATEMENT OF CASH FLOWS
                                      For the years ended    February 27, 1997
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2001         2000           2001
                                     ----------   ----------   --------------
Net (loss)                           $(1,318,402) $  (28,719)  $(1,349,354)
Depreciation & amortization               89,052          20        89,144
Shares issued for consulting services    443,000           -       443,000
Shares issued for prepaid
     consulting services                 200,000           -       200,000
Shares issued for legal fees               5,000           -         5,000
Adjustments to reconcile net
  (loss) to net cash provided (used)
  by operating activities:
 Decrease in organizational costs, net         -          98             -
 (Increase) decrease of
     security deposit                     2,250       (2,250)            -
 (Increase) in prepaid
     consulting services               (150,000)           -     (150,000)
  Increase in accounts payable           16,180            -       16,180
  Increase in accrued expenses           51,015            -       51,015
  Increase in accrued payroll            26,568            -       26,568
  Increase in executive compensation    833,567            -      833,567
  Increase in accrued interest              242            -          242
                                    -----------  -----------  -----------
Net cash provided (used) by
operating activities                    198,471      (30,851)     165,362
                                    -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                 (3,737)       (300)       (4,037)
                                    -----------  -----------  ------------
Net cash (used) by
investing activities                     (3,737)       (300)       (4,037)
                                    -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debt - related party         29,000           -         29,000
Issuance of common stock                      -       41,900        44,828
Donated capital                          20,100            -        20,100
Increase in deferred compensation      (253,125)           -      (253,125)
                                    -----------  -----------  ------------
Net cash provided by
financing activities                   (204,025)      41,900      (159,197)
                                    -----------  -----------  -------------



Net (decrease) increase in cash          (9,291)      10,749         2,128
Cash - beginning                         11,419          670             -
                                    -----------  -----------  ------------

Cash - ending cash                  $     2,128  $    11,419  $      2,128
                                    ===========  ===========  ============

Supplemental disclosures:

     Interest paid                  $        -   $         -  $          -
                                    ===========  ===========  ============
     Income taxes paid              $        -   $         -  $          -
                                    ===========  ===========  ============
Non-Cash financing activities:
     Number of shares issued for
       consulting services              750,000            -     1,950,000
                                    ===========  ===========  ============
     Number of shares issued for
       legal services                   100,000            -       100,000
                                    ===========  ===========  ============
     Number of shares issued to
       acquire technology            17,872,500            -    17,872,500
                                    ===========  ===========  ============


The accompanying notes are an integral part of these financial statements.

                           NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  FOOTNOTES


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 27, 1997 (Date of Inception) under the laws of the State of Nevada, as Stock Watch Man, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents
-------------------------
 For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2001 or 2000.

Fixed assets
------------
 The cost of fixed assets is depreciated over the estimated useful life of the fixed assets utilizing the straight-line method of depreciation based on the estimated useful life of 5 years.

Acquired technology
-------------------
 The cost of acquired technology is amortized over the estimated useful life of the acquired technology utilizing the straight-line method of amortization based on the estimated useful life of 5 years.

Revenue recognition
-------------------
 The Company recognizes revenue and related costs of sales on the accrual basis.

Advertising costs
-----------------
 The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2001 or 2000.

Use of estimates
----------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES




Fair value of financial instruments
-----------------------------------
 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 or 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------
 Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 or 2000.



Reporting on the costs of start-up activities
---------------------------------------------
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001 or 2000.

Dividends
---------
 The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


Segment reporting
-----------------
 The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
------------
 The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

 Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------
 In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES




 SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 effective January 1, 2002, will result in the elimination of approximately $82,000 of annual amortization. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

 In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

 In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Stock-Based Compensation
------------------------
 The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
--------
 The Company has adopted December 31 as its fiscal year end.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

NOTE 4 - PREPAID CONSULTING FEES

On September 14, 2001, the Company executed a one-year consulting agreement with TJ Jesky, an individual, in exchange for 250,000 shares of its $0.0001 par value common stock valued at $200,000. Amortization expense totaled $50,000 for the year ended December 31, 2001.

NOTE 5 - FIXED ASSETS

The  Company  purchased  fixed assets in the amount of $3,737 during  the  year
ended December 31, 2001.   Depreciation expense totaled $210 for the year ended
December 31, 2001.

NOTE 6 - ACQUIRED TECHNOLOGY

On August 8, 2001, the Company entered into an Asset Purchase Agreement to acquire licensed technology designed to render nuclear waste products environmentally harmless. Pursuant to the Agreement the Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company owned solely by Paul M. Brown, the Company's president, for a stated value of $87,000. Amortization expense totaled $4,350 for the year ended December 31, 2001.

NOTE 7 - ACCRUED EXECUTIVE COMPENSATION

On August 8, 2001, the  Company  entered into an Employment Agreement with Paul
M. Brown, it's president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the period ended December 31, 2001, the amount accrued was $104,167 and at Mr. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES



On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the period ended December 31, 2001, the amount accrued was $50,000.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the period ended December 31, 2001, the amount accrued was $48,275 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

On October 1, 2001, the Company appointed Bry Behrmann as the Executive Vice President of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's $0.0001 par value common stock valued at $337,500. For the period ended December 31, 2001, the amount accrued was $337,500 to be paid back with common stock.

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the period ended December 31, 2001, the amount accrued was $378,000 to be paid back with common stock.

NOTE 8 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2001, the amount due is $14,000 in principal and $117 in accrued interest.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES




On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2001, the amount due is $15,000 in principal and $125 in accrued interest.



NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)

                   Valuation reserve                    34.0%

                   Total                                            -%

As of December 31, 2001, the Company has a net operating loss carry forward of approximately $1,349,237 respectively, for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2021.

NOTE 10 - STOCKHOLDER'S EQUITY

The Company amended its Articles of Incorporation on August 8, 2001 to increase its authorized common stock to 100,000,000 shares and to decrease its par value from $0.001 to $0.0001. The number of shares issued and outstanding has been retroactively restated to reflect the changes.

On March 1, 1997, the Company issued 1,000,000 shares of its $0.0001 par value common stock for services and organizational costs of $1,000.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES




On August 2, 1999, the Company issued 400,000 shares of its $0.0001 par value common stock at $.005 per share for total cash of $2,000.

On March 31, 2000, the Company completed its Rule 504 offering and issued 527,500 shares of its $0.0001 par value common stock at $.08 per share for total cash of $42,200.

On September 27, 2000, the Company issued 200,000 shares of its $0.0001 par value common stock for consulting services valued at $200.

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

On October 1, 2001, an officer, director and shareholder of the Company donated capital for cash in the amount of $100.

On October 1, 2001 the Company agreed to issue 150,000 shares of the Company's $0.0001 par value common stock to Bry Behrmann, it's Executive Vice President, having a market value of $337,500. This amount is being amortized over a period of 12 months, the term of appointment. Amounts included in expense were $84,375 for the year ended December 31, 2001. As of December 31, 2001 the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES

During the year ended December 31, 2001, the president of the Company donated expenses in the amount of $20,000 to reduce the account payable due to Mr. Wilson for legal expenses.

There have been no other issuances of common and/or preferred stock.

NOTE 11 - STOCK OPTIONS

The Company has reserved for issuance an aggregate of 120,000 shares of common stock to six members of the Company's Executive Advisory Board for a period of one year at an exercise price of $1 per share.

                                        Year ended               Year ended
                                     December 31, 2001      December 31, 2000
                                              Weighted                Weighted
                                    Shares     Average     Shares     Average
                                          Exercise Price        Exercise Price
Outstanding
at beginning
of period
                                       --          --           --       --
  Granted                         120,000       $1.00           --       --
  Exercised                            --          --           --       --
  Lapsed or
  cancelled                            --          --           --       --
                                  -------      ------      -------   ------
Outstanding
at end of
period                            120,000       $1.00            --      --
                                  -------      ------      -------   ------
Options
exercisable
at end of
period                            120,000                       --
                                  -------      ------      -------   ------
Options
available for
future grant
                                       --                       --
Weighted
average
minimum fair
value of
options
granted
during the
period                                 --                       --

                                   F-14

                              NUCLEAR SOLUTIOINS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company's net loss available to common stockholders would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.


                            Year ended         Year ended
                         December 31, 2001  December 31, 2000
Net loss available
To common stockholders:
          As reported         $(1,300,672)          $(30,951)
          Pro Forma           $(1,558,672)          $(30,951)


The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2001, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


The following table presents summarized information about stock options outstanding as of December 31, 2001.

                                 Options Outstanding    Options Exercisable

                               Weighted
                                Average                            Weighted
    Exercise    Number         Remaining    Weighted    Number     Average
    Prices    Outstanding     Contractual   Average   Outstanding  Exercise
              at 12/31/01        Life       Exercise   at 12/31/01  Price
                                             Price
---------------------------------------------------------------------------
    $1.00      120,000          1 year       $1.00      120,000     $1.00
---------------------------------------------------------------------------


NOTE 12 - RELATED PARTY TRANSACTIONS

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

On October 1, 2001, an officer, director and shareholder of the Company donated capital for cash in the amount of $100.

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company owned solely by Paul M. Brown, the Company's president, a company in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2001, the amount due is $14,000 in principal and $117 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company owned solely by Paul M. Brown, the Company's president, a company in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2001, the amount due is $15,000 in principal and $125 in accrued interest.

During the year ended December 31, 2001, the president of the Company donated expenses in the amount of $20,000 to reduce the account payable due to Mr. Wilson for legal expenses.

                            NUCLEAR SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES



The Company does not lease or rent any property. Office space is provided without charge by the president of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 13 - COMMITMENTS

On September 11, 2001, the Company executed a License Agreement with Global Atomics Licensing, Ltd. (GALL), a company owned solely by Paul M. Brown, the Company's president. This agreement allows the Company to license technology from GALL in exchange for royalties of 1.25% of gross revenue derived with the use of the technology and 15% of gross license revenue for any master license agreements signed with other entities. As of December 31, 2001, no royalties are due to GALL and no commissions are due from GALL.

On October 25, 2001, the Company executed a Consulting Agreement with Washington Nuclear for a term of six months with a monthly payment of $3,750 plus a $50 administrative fee. As of December 31, 2001, no payments have been made to Washington Nuclear and the amounts due have been properly reflected in the balance sheet in accounts payable.

NOTE 14 - SUBSEQUENT EVENTS

On January 1, 2002, the Company engaged Greg Wilson, a shareholder, to perform legal services over a period of six months in exchange for 100,000 shares of the Company's $0.0001 par value common stock valued at $50,000.

On January 1, 2002, the Company engaged Greg Wilson, a shareholder, to perform legal services in exchange for 100,000 shares of the Company's $0.0001 par value common stock valued at $25,000.

On January 23, 2002, the Company engaged Scott Bleazard, to perform consulting services over a period of eighteen months in exchange for 229,250 shares of the Company's $0.0001 par value common stock valued at $401,165 (the fair market value of the underlying stock.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There  have  been  no  changes  or  disagreements   with  accountants  on
accounting or financial disclosure during the Company's two most recent fiscal years.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the officers and directors of the Nuclear Solutions, Inc.

Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.


Name                            Age              Position(s)
--------------------------------------------------------------------
*Paul Brown                     43               President, Director

Patrick Herda                   32               Asst. Sec., V.P.

Bryant Behrmann                 55               V.P.

Qi Ao                           43               V.P.

Jackie Brown                    36               Secretary, Treasurer


*Paul Brown: deceased April 7, 2002


Paul Brown, President, CEO, Director (Deceased April 7, 2002)
-------------------------------------------------------------

Paul Brown was the President and CEO of Nuclear Solutions until his untimely death on April 7, 2002. Brown was involved in research and development of nuclear technologies during the last 15 years. From 1999 until 2001 Brown was involved with the development of nuclear waste remediation technology. From 1997 through 1999, he worked on the development of thin-film radioisotope powered batteries for specialized aerospace and military applications. He also developed the Maxa-Beam resonant-xenon light technology during his tenure at Peripheral Systems as Vice President of Research. He was affiliated with the American Nuclear Society, the American Institute of Aeronautics and Astronautics, the Institute of Electrical and Electronics Engineers, and the American Association for the Advancement of Science.

Brown did not earn a degree in a traditional university setting. Instead, he earned a non-traditional Ph.D. in Physics from Eurotech Research University. Eurotech was a non-accredited organization authorized to issue degrees by the State of California, based upon research performed in a laboratory environment. Browns research thesis was "Direct conversion of radioisotopic decay energy to electricity via doped semiconductor media within a contact potential difference cell" and resulted in the issuance of U.S. Patent #5,087,533. The Ph.D. awarded by Eurotech is not a traditional or universally recognized degree.


Patrick Herda, Assistant Secretary, Vice President
--------------------------------------------------

Patrick Herda serves as Assistant Secretary and Vice President of Business Development. He is responsible for creating and managing strategic alliances with government and industrial partners, as well as identifying and developing new business opportunities for the company.

Herda provides Nuclear Solutions, Inc. with a portfolio of skills that blends business experience with scientific aptitude developed in the course of working with technically oriented companies over the last ten years. Herda's business background includes operations management, strategic planning, marketing and communications, business development, and fiscal planning. His background consists of a broad business, scientific, and technical aptitude that includes nuclear science, management of R&D, industrial process control systems.

In 1997, Herda founded Particle Power Systems, LLC., a private nuclear R&D company. He was responsible for general operations concerning the development of innovative nuclear power technologies for military and aerospace applications.

From 1995 to 1997, Herda provided business and technical consulting services to various companies in the fields of aerospace product development, marketing, management, organizational development, industrial engineering and process control, and E-business.

From 1993 to 1995, Herda served as Vice President for Butler Audio, a Start-Up design and manufacturing firm for consumer electronics products. Where he successfully managed new product introduction, manufacturing, and strategic planning.

From 1990 to 1993, Herda worked on various engineering projects that included design and prototyping of emergency/rescue systems for the U.S. Navy as well as fiscal management and reliability engineering for a component of the National Transportation System.

Mr. Herda attended Drexel University in Philadelphia, PA, where he studied Commerce and Engineering, and Regis University in Denver, CO. where he studied business finance. Mr. Herda currently holds memberships in the American Nuclear Society, International Association for Energy Economics, and the Institute of Nuclear Materials Management.

Bryant E. Behrmann
------------------

Mr. Behrmann was a Vice President of the Company from October 1, 2001 to the end of the reporting period. Mr. Behrmann has applied to the US Patent Office and been issued a US Patent for Non-Cash Media Dispensed Through An ATM. Also, Mr. Behrmann has been involved with the following businesses for the last five years: (a) Nuclear Solutions, Inc. from October 2001 to December 31, 2001, (b) Executive V.P. of BuckTV, Inc. from January 2000 to July 2001, (c) Secretary of Schimatic Technology, Inc. November 1998 to June 1999 and (d) Vice President of TSW, Inc. from January 1997 to December 1999 owner and salesman.

Qi Ao
-----

Mr. Ao holds a Ph.D. degree in Nuclear Engineering from North Carolina State University, Raleigh, North Carolina, a M.E. in Nuclear Science and Engineering from Chengdu Institute of Technology, Chengdu, Sichuan, China and a B.E. in Applied Geophysics from the Chengdu Institute of Technology, Chengdu, Sichuan, China.

From 2000 to 2001 he was the principal research scientist for Thermo Gamma-Metrics, San Diego, California. His duties included developing design, analysis and application software for advanced real-time and on-line Prompt Gamma-ray Neutron Activation Analyzers.

From 1998 to 2000 he was a principal scientist for Analyser Systems, Inc. of Escondido, California. His duties included nuclear simulation tasks for system design and analysis.

From 1997 to 1998 he was a research associate with the Department of Radiology, Duke University Medical Center, Durham, North Carolina. His duties included the development of Monte Carlo codes for optimal design of new Single Photon Emission Computed Tomography tools for physician-scientists analysis.

Mr. Ao is presently a MCNPX beta test team member for Los Alamos National Laboratory in Los Alamos, New Mexico.

Jackie Brown
------------

Ms. Brown is an executive officer filling the corporate secretary role. She is the spouse of Paul Brown. Ms. Brown has acted in various support roles with the development of various Paul Brown nuclear technologies for the past five years.

(a)   Identify Significant Employees.

(b)   Family Relationships.  Paul Brown and Jackie Brown are husband and wife.

(c)   Involvement  in  Certain  Legal  Proceedings.   None   of  the  Company's
      directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

1. A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;
2. Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. Subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and
4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. No reports were filed by the officers, directors or 10% or greater shareholders during 2001.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth the compensation of the executive officers for the year ended December 31, 2001.


Summary Compensation Table


                                Annual Compensation    Long-term Compensation
                     Fiscal       Salary/               Stock
Name                 Year         Fees        Bonus     Awards (#) Options(#)
-------------------------------------------------------------------------------
Paul M. Brown(1)     2001      $250,000(1)      -0-      -0-          -0-
Qi Ao(2)             2001      $175,000(2)   $50,000     -0-          -0-(2)
Patrick Herda(3)     2001      $150,000(3)      -0-      -0-          -0-
B. Behrmann(4)       2001      $337,500(4)      -0-      -0-          -0-
Jackie Brown         2001        -0-            -0-      -0-          -0-


(1) On August 8, 2001, the Company entered into an Employment Agreement with Paul M. Brown, it's president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. As of December 31, 2001, none of this salary had been paid to Mr. Brown.

(2) On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's common stock or the option to purchase 200,000 shares of the Company's common stock at $0.05 per share exercisable over three years. As of December 31, 2001, the Company had paid Mr. Ao $21,875 as salary with the unpaid balance accruing as a corporate obligation.

(3) On September 13, 2001, the Company hired Patrick Herda as the Vice President of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. As of December 31, 2001, Mr. Herda was paid $1,725 of his salary and the unpaid balance is accruing as a corporate obligation.

(4) On October 1, 2001, the Company appointed Mr. Behrmann as the Executive Vice President of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's common stock valued at $337,500. As of December 31, 2001, the shares had not been issued.

Advisory Board Compensation

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual will receive 20,000 shares of the Company's common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's common stock at $1 per share exercisable over one year. The Company has reserved for issuance an aggregate of 120,000 shares of common stock to six members of the Company's Executive Advisory Board for a period of one year at an exercise price of $1 per share.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2001.

      Table 1 lists the persons who are known to the Company to be the owners of more than five percent of our common shares.

(a) Beneficial Ownership of more than 5% based on 20,850,000 common shares. This number of shares (1)

Beneficial Ownership of 5%.

Table 1.

      (1)               (2)                   (3)                  (4)
Title of Class     Name and Address    Amount and Nature        Percent of
                                                                   Class
Common Stock

Paul Brown     1530 E. Commercial Blvd.  13,000,000  Common Stock   62.35%
                      Meridian, Idaho
Total                                    13,000,000                 62.35%

(a)   Security  Ownership  of  Management.   Based  on 20,850,000 shares as set
      forth in (a) above as of December 31, 2001.

===============================================================================
      Table 2.

      (1)               (2)                   (3)                  (4)
Title of Class     Name and Address    Amount and Nature        Percent of
                                                                   Class
Common Stock

Paul Brown     1530 E. Commercial Blvd.  13,000,000  Common Stock   62.35%
                      Meridian, Idaho
Total                                    13,000,000                 62.35%

(a)   Changes in Control.
      As a result of the April 7, 2002 death of Paul Brown, there will be a change in control of the board of directors.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)   Transactions with Management and Others.

      Except as otherwise set forth in this report, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

During 2001, the Company shared office space, on a rent-free basis, with Global Atomics, Inc., a company owned by Paul Brown.

On August 6, 2001, the Company authorized the issuance of 17,872,500 shares of its common stock to Global Atomics, Inc., a company owned solely by Paul M. Brown, the Company's president, pursuant to an Asset Purchase Agreement dated August 8, 2001.

On August 8, 2001,  the  Company entered into an Employment Agreement with Paul
M. Brown, it's president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000.

On September 11, 2001, the Company executed a License Agreement with Global Atomics Licensing, Ltd. (GALL), a company owned solely by Paul M. Brown, the Company's president. This agreement allows the Company to license technology from GALL in exchange for royalties of 1.25% of gross revenue derived with the use of the technology and 15% of gross license revenue for any master license agreements signed with other entities. As of December 31, 2001, no royalties are due to GALL and no commissions are due from GALL.

On October 1, 2001, the Company appointed Mr. Behrmann as the Executive Vice President of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's common stock valued at $337,500.

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company owned solely by Paul M. Brown, the Company's president, a company in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2001, the amount due is $14,000 in principal and $117 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company owned solely by Paul M. Brown, the Company's president, a company in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2001, the amount due is $15,000 in principal and $125 in accrued interest.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(a)   Certain Business Relationships.

      Except as set forth in (a) above, and to the knowledge of management, or as previously filed in the Company's periodic reports, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(b)   Indebtedness of Management.

No member of the Company's management is or has been indebted to the Company since the beginning of its last fiscal year.

(c)   Transactions with Promoters.

      Except as set forth in (a) above, to the Company's best knowledge, promoters have not received, directly or indirectly, anything of value from the Company, nor are they entitled to receive anything of value from the Company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

            *3.1 Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001
            *3.2  Articles of Incorporation of Stock Watch Man, Inc.
            *3.3  Bylaws of Stock Watch Man, Inc.
             23   Consent of Independent Certifying Accountant

      (b)  Reports on Form 8-K.
      There were no reports on Form 8-K for the fourth quarter ending December 31, 2001.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2002

Nuclear Solutions, Inc.


/s/ Patrick Herda                          /s/ Jackie Brown
---------------------                      -------------------
By: Patrick Herda                          By:   Jackie Brown
Title: Vice President                      Title: Secretary


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick Herda
-----------------------                    May 13, 2002
By: Patrick Herda
Title: Vice President


/s/ Jackie Brown
-----------------------                    May 13, 2002
By: Jackie Brown
Title: Secretary