Form 10QSB
period 2002-03-31
NUCLEAR SOLUTIONS INC
filed 2002-05-23
CIK 1116112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                        Commission file number    000-31959
                                                  ---------

                               NUCLEAR SOLUTIONS, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

                  NEVADA                                  88-0433815
          ------------------------           --------------------------------
          (State of Incorporation)           (IRS Employer Identification No.)

      1050 Connecticut Ave., N.W. Ste.1000, Washington, D.C.       20036
      -----------------------------------------------------      ---------
            (Address of principal executive offices)             (Zip Code)

                   Issuer's telephone number, (202) 772-3133
                                              --------------

                           1530 East Commercial St.
                              Meridian, ID 838642
        -------------------------------------------------------------
        Former Name, former address and former fiscal year if changed since last report

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

      Applicable on to corporate issuers

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

      Transitional Small Business Disclosure Format
      (Check One)
      Yes [ ]  No [x]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet.......................................    4
          Income Statement....................................... 5
          Statements of Cash Flows..............................  6
          Notes to Financial Statements........................  7-13

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.........................................   14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................   20

Item 2.   Changes in Securities and Use of Proceeds...........   20

Item 3.   Defaults upon Senior Securities.....................   20

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................   20

Item 5.   Other Information....................................  20

Item 6.   Exhibits and Reports on Form 8-K.....................  22

Signatures.....................................................  23

NUCLEAR SOLUTIONS, INC.
FORM 10-QSB


PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                       (a Development Stage Company)
                              Balance Sheets

BALANCE SHEETS

                                               (unaudited)
                                                March 31,    December 31,
Assets                                             2002          2001
                                                ---------     ----------
Current assets:
  Cash and equivalents                          $        -    $    2,128
  Prepaid consulting fees                         127,500        150,000
                                                ---------     ----------
Total Current Assets                              127,500        152,128
                                                ---------     ----------

Fixed assets, net                                  18,720          3,690
Acquired technology, net                           78,300         82,650
                                                ---------     ----------

                                                $ 224,520     $  238,468
                                                =========     ==========

Liabilities and Stockholders' Equity

Current liabilities
  Checks issued in excess of cash               $      502    $        -
  Accounts payable                                       -        16,180
  Accrued expenses                                 666,801        51,015
  Accrued payroll                                        -        26,568
  Accrued executive compensation                   982,492       917,942
  Accrued interest                                     800           242
  Notes payable                                    275,000             -
                                                ---------     ----------
    Total current liabilities                   1,925,595      1,011,947
                                                ---------     ----------

Convertible debt - related party                   19,000         29,000

Stockholders' equity (deficit):

Preferred stock, $0.0001 par value,
     10,000,000 shares authorized,
     zero shares issued and
     outstanding                                        -              -

Common stock, $0.0001 par value,
     100,000,000 shares authorized;
     20,850,000 shares issued and
     outstanding as of 3/31/02
     12/31/01                                       2,058          2,085
Additional paid-in capital                        797,915        797,915
Deferred compensation                            (550,361)      (253,125)
(Deficit) accumulated during development stage (1,969,714)    (1,349,354)
                                                ----------     ----------
                                               (1,720,075)      (802,479)
                                                ---------     -----------
                                                $ 224,520     $   238,468
                                                =========     ===========


The accompanying notes are an integral part of these financial statements.

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                       (a Development Stage Company)
                               (unaudited)
                          Statement of Operations


STATEMENT OF OPERATIONS


                                      Three Months Ending    February 27, 1997
                                           March 31,         (Inception) to
                                     -----------------------     March 31,
                                        2002         2001           2002
                                     ----------   ----------   --------------
Revenue                              $        -   $        -   $            -
                                     ----------   ----------   --------------

Expenses:
  Depreciation and
     amortization                         5,041           15            9,810
  Consulting fees                       207,1345           -          700,134
  Legal fees                             50,000            -           75,000
  Executive compensation
    - related party                     204,925            -          869,742
  General and
    administrative
    expenses                            152,702        5,036          314,228
                                     ----------   ----------   --------------
    Total expenses                      619,802        5,051        1,968,914
                                     ----------   ----------   --------------

Other (expense):

Interest expense - related party           (558)           -             (800)
                                     ----------   ----------   --------------
Net (loss)                          $  (620,360)   $  (5,051)   $  (1,969,714)
                                    ============   ===========  ==============

Weighted average
   number of
   common shares
   outstanding                        20,850,000     2,127,500
                                    =============  ============

Net (loss) per share                $      (0.03)  $        (0)
                                    =============  ============


The accompanying notes are an integral part of these financial statements.

                           Nuclear Solutions, Inc.
                      [formerly Stock Watch Man, Inc.]
                     (a Development Stage Company)
                               (unaudited)
                        Statement of Cash Flows

STATEMENT OF CASH FLOWS

                                      Three Months Ending    February 27, 1997
                                           March 31,         (Inception) to
                                     -----------------------     March 31,
                                        2002         2001           2002
                                     ----------   ----------   --------------
Net (loss)                           $  (620,360) $  ( 5,051)  $(1,969,714)
Depreciation & amortization                5,041          15        94,185
Shares issued for consulting services          -           -       443,000
Shares issued for prepaid
     consulting services                       -           -       200,000
Shares issued for legal fees                   -           -         5,000
Adjustments to reconcile net
  (loss) to net cash provided (used)
  by operating activities:
  (Increase) in prepaid
     consulting services                 22,500            -     (127,500)
  Increase in checks written in
     Excess of cash                         502            -          502
  Decrease in accounts payable          (16,180)           -            -
  Increase in accrued expenses          515,,786           -      666,801
  Decrease in accrued payroll           (26,568)           -            -
  Increase in executive compensation     65,550            -      898,117
  Increase in accrued interest              558            -          800
                                    -----------  -----------  -----------
Net cash provided (used) by
operating activities                     45,829       (5,036)     211,191
                                    -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                (15,720)           -      (19,757)
                                    -----------  -----------  ------------
Net cash (used) by
investing activities                    (15,720)           -      (19,757)
                                    -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable               275,000           -        275,000
Convertible debt - related party        (10,000)          -         19,000
Issuance of common stock                      -           -         44,828
Donated capital                               -           -         20,100
(Increase) in deferred compensation    (297,237)          -       (550,362)
                                    -----------  -----------  ------------
Net cash (used) by
financing activities                    (32,237)          -       (191,434)
                                    -----------  -----------  -------------

Net (decrease) increase in cash          (2,128)      (5,036)            -
Cash - beginning                          2,128       11,419             -
                                    -----------  -----------  ------------

Cash - ending cash                  $         -  $     6,383  $          -
                                    ===========  ===========  ============

Supplemental disclosures:

     Interest paid                  $        -   $         -  $          -
                                    ===========  ===========  ============
     Income taxes paid              $        -   $         -  $          -
                                    ===========  ===========  ============
Non-Cash financing activities:
     Number of shares issued for
       consulting services                   -             -     1,950,000
                                    ===========  ===========  ============
     Number of shares issued for
       legal services                        -             -       100,000
                                    ===========  ===========  ============
     Number of shares issued to
       acquire technology                    -             -    17,872,500
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,969,714 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 3 - PREPAID CONSULTING FEES

As  of  March  31,  2002,  the  Company  had  a  consulting agreement valued at
$200,000.   Amortization  expense totaled $22,500 for  the  three-month  period ended March 31, 2002.

                              Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes


NOTE 4 - FIXED ASSETS

The Company purchased fixed assets in the amount of $15,720 during the three-month period ended March 31, 2002. Depreciation expense totaled $691 for the three-month period ended March 31, 2002.

NOTE 5 - ACQUIRED TECHNOLOGY

As of March 31, 2002, the Company had licensed technology designed to render nuclear waste products environmentally harmless for a stated value of $87,000. Amortization expense totaled $4,350 for the three-month period ended March 31, 2002.

NOTE 6 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, it's president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the three-month period ended March 31, 2002, the amount accrued was $142,667 and at Mr. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company had an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the three-month period ended March 31, 2002, the amount accrued was $50,000.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the three-month period ended March 31, 2002, the amount accrued was $62,325 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company appointed Bry Behrmann as the Executive Vice President of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's $0.0001 par value common stock valued at $337,500. For the three-month period ended March 31, 2002, the amount accrued was $337,500 to be paid back with common stock.

                              Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes


The Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the three-month period ended March 31, 2002, the amount accrued was $378,000 to be paid back with common stock.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the three-month period ended March 31, 2002, the amount accrued was $12,000 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the three-month period ended March 31, 2002, the Company paid GAI $10,000. As of March 31, 2002, the amount due is $4,000 in principal and $183 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of March 31, 2002, the amount due is $15,000 in principal and $375 in accrued interest.

NOTE 8 - NOTES PAYABLE

On January 2, 2002, the Company executed a promissory note with DMB Enterprises
(DMB) whereby DMB loaned $275,000. The note will accrue an interest rate of 10% per annum and will begin accruing interest on April 1, 2002. This note is due upon demand and may be paid back in cash or common stock at a price of $0.75 per share.

                              Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes

NOTE 9 - STOCK OPTIONS

The Company has reserved for issuance an aggregate of 120,000 shares of common stock to six members of the Company's Executive Advisory Board for a period of one year at an exercise price of $1 per share.

                                    Three Months ended      Three Months ended
                                      March 31, 2002          March 31, 2001
                                    ------------------      -------------------
                                              Weighted                 Weighted
                                              Average                  Average
                                              Exercise                 Exercise
                                    Shares    Price         Shares     Price
                                    ------------------      -------------------
Outstanding
at beginning
of period
                                       --          --           --       --
  Granted                         120,000       $1.00           --       --
  Exercised                            --          --           --       --

  Lapsed or
  cancelled                            --          --           --       --
                                  -------      ------      -------   ------
Outstanding
at end of
period                            120,000       $1.00            --      --
                                  -------      ------      -------   ------
Options
exercisable
at end of
period                            120,000                       --
                                  -------      ------      -------   ------
Options
available for
future grant
                                       --                       --
Weighted
average
minimum fair
value of
options
granted
during the
period                                 --                       --


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


                                  Three Months ended     Three Months ended
                                     March 31, 2002         March 31, 2001
                                  ------------------     ------------------
Net loss available
To common stockholders:
          As reported            $(620,360)            $(5,051)
                                 ==========            ========
          Pro Forma              $(878,360)            $(5,051)
                                 ==========            ========


The weighted average minimum fair value of options granted during the three years in the three-month period ended March 31, 2002, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

                              Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes



The following table presents summarized information about stock options outstanding as of March 31, 2002.

                                Options Outstanding    Options Exercisable
                                -------------------    -------------------
                               Weighted
                                Average                            Weighted
    Exercise    Number         Remaining    Weighted    Number     Average
    Prices    Outstanding     Contractual   Average   Outstanding  Exercise
              at 3/31/01         Life       Exercise   at 3/31/01  Price
                                             Price
---------------------------------------------------------------------------
    $1.00      120,000          1 year       $1.00      120,000     $1.00
---------------------------------------------------------------------------


NOTE 10 - COMMITMENTS

On January 23, 2002, the Company hired John Dempsey as the executive vice president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the three-month period ended March 31, 2002, Mr. Dempsey was paid $22,585.

On February 28, 2002, the Company entered into an agreement with Los Alamos National Labs to provide support services for our MCNP computer simulation effort. The term is for one year and the Company paid $30,000.

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products.

On March 28, 2002, the Company executed an investment banking agreement with I-Capital Investment (IC). The Company paid $25,000 as a retainer and upon the close of a financial deal will pay IC $125,000. In additional, IC will receive 50,000 shares of the Company's $0.001 par value common stock.

                              Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes



NOTE 11 - RELATED PARTY TRANSACTIONS

On January 23, 2002, the Company hired John Dempsey as the executive vice president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the three-month period ended March 31, 2002, Mr. Dempsey was paid $22,585.

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

      Plan of Operation
      -----------------

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

Management estimates that the cost to bring GHR technology to commercial readiness will be approximately $550,000. The company intends to fund the GHR program as a matter of priority over the next twelve months, financing is intended through the use of debt and/or equity financing.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      Recent Sales of Unregistered Securities

      During the first quarter of 2002, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

      On January 1, 2002, the Company issued 100,000 common shares to Gregory
M. Wilson, Attorney at Law as a legal services retainer fee. The transaction was valued at $25,000.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

ITEM 5.     OTHER INFORMATION

      Change of Principal Executive Offices:

      The Company has moved its principal corporate offices from 1530 E. Commercial St., Meridian, Idaho to 1050 Connecticut Ave., Ste. 1000, Washington, D.C. 20036. Our new telephone number is (202) 772-3133. Our new fax number is (202)772-3101.

      Appointment of Officers: The Company recently appointed the following individuals to the following Vice President offices.

John Dempsey, Executive Vice President
--------------------------------------

John Dempsey, 60, is responsible for general operations involving the Company's continuing development of the its proprietary HYPERCON(TM) ADS technology, the GHR technology and any other future applications of new or derivative technologies.

Before joining Nuclear Solutions, Dempsey was the vice president of METALAST International, Inc., the world's leading supplier of proprietary computer-controlled anodizing technologies. Earlier, he served as president & CEO of U.S. Environmental Group, Inc., which provided hazardous waste remediation equipment and services to major oil companies, governmental, and other industrial concerns. Prior to that, Dempsey spent 21 years with Bechtel Power Corp., primarily managing construction and start up of major nuclear and fossil-fueled power projects worldwide.

Dempsey graduated with a B.S. from the U.S. Naval Academy and was selected by Admiral Rickover to serve as a commissioned officer on nuclear submarines. He subsequently received certification from the U.S.N. Nuclear Power School, and then served aboard the U.S.S. Sargo and the U.S.S. Seadragon. Later, he earned certificates in Nuclear Engineering from the MIT and Georgia Tech. Dempsey is also registered with the State of California as a professional nuclear engineer and a professional mechanical engineer.

Adrian Joseph,Ph.D., Vice President, Special Projects
-----------------------------------------------------

Dr. Joseph, 49, is a Nuclear Physicist and the inventor of numerous patented nuclear and chemical technologies. He is highly regarded in the field of nuclear radiation shielding and encapsulation, and he was a consultant on the Chernobyl investigation team. Dr. Joseph has considerable experience advancing new technologies from concept to commercialization in both the private as well as public business sectors. He is a frequent contributor at various national and international forums.

From May 1998 to April 2001 He was the President and Ceo of Nurecsell, Inc. a company founded on a proprietary high performance polymer based radiation shielding material invented by Dr. Joseph. From April 1997 to Present Dr. Joseph has served as the Chairman of Tresis International, which specializes in titanium ore refining technologies.

Dr. Joseph was educated at the Israel Institute of Technology (Technion) and received a Ph.D. in Nuclear Physics in 1974.

      Contracts and Agreements
      ------------------------

(a) On March 4, 2002 the company entered into a research and license agreement with the Institute of Industrial Mathematics in Israel for the licensing and commercial optimization of GHR technology.

(b) On Feb 28, 2002 the company` entered into a support contract with Los Alamos National Laboratory to support the company's development of photonuclear transmutation technologies.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits: None

      (b) Reports on Form 8-K.

      On April 11, 2002, the Company filed a Current Report on Form 8-K, Item 5 titled, "Other Events and Regulation FD Disclosure".

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2001


NUCLEAR SOLUTIONS, INC.

/s/ John Dempsey                                 /s/ Jackie Brown
---------------------                            ------------------
By: John Dempsey                                 By: Jackie Brown
Title: Chief Operating Officer                   Title: Secretary