Form 10QSB
period 2002-06-30
NUCLEAR SOLUTIONS INC
filed 2002-09-20
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                                   For the quarterly period ending June 30, 2002


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                                   For the transition period from       to
                                                                 -------  ------

Commission file number    000-31959
                       -----------------


                             NUCLEAR SOLUTIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       88-0433815
-------------------------------             ------------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)



1050 Connecticut Ave., N.W. Ste.1000, Washington,D.C.      20036
-----------------------------------------------------  -------------
(Address of principal executive offices)                 (Zip Code)



Issuer's telephone number,(   202    )     772       -         3133
                           ----------  -------------   ----------------------

                            1530 East Commercial St.
                               Meridian, ID 838642

          Former Name, former address and former fiscal year if changed since last report

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No x
             ---    ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................     3
          Independent Accountants Review Letter..........................     3
          Balance Sheet (unaudited)......................................     4
          Statements of Operations (unaudited)...........................     5
          Statements of Cash Flows (unaudited)...........................     6
          Notes to Financial Statements..................................     7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation..................................................    12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    15

Item 2.   Changes in Securities and Use of Proceeds......................    15

Item 3.   Defaults upon Senior Securities................................    15

Item 4.   Submission of Matters to a Vote
          of Security Holders...........................................     15

Item 5.   Other Information..............................................    15

Item 6.   Exhibits and Reports on Form 8-K...............................    15

Signatures...............................................................    16

                             NUCLEAR SOLUTIONS, INC.
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2002, follow.

                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                 Balance Sheets


                                                                    (unaudited)
                                                                      June 30,
                                                                        2002
                                                                    -----------
Assets

Current assets:
    Cash and equivalents                                            $    14,368
    Prepaid consulting fees                                              70,000
                                                                    -----------
      Total current assets                                               84,368
                                                                    -----------

Fixed assets, net                                                        20,540

Other assets:
    Acquired technology, net                                             73,950
    Security deposits                                                     3,480
                                                                    -----------
      Total other assets                                                 77,430
                                                                    -----------

                                                                    $   182,338
                                                                    ===========

Liabilities and Stockholder's (Deficit)

Current liabilities:
    Checks issued in excess of cash                                 $     2,364
    Accounts payable                                                     11,692
    Accrued expenses                                                    670,843
    Accrued payroll                                                        --
    Accrued executive compensation                                    1,067,542
    Accrued interest                                                     10,792
    Notes payable                                                       375,000
                                                                    -----------
      Total current liabilities                                       2,138,233
                                                                    -----------

Convertible debt - related party                                         39,000

Stockholder's (deficit):

    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                         --
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 20,850,000 shares issued and
      outstanding as of 6/30/02 and 12/31/01                              2,085
    Additional paid-in capital                                          797,915
    Deferred compensation                                              (374,122)
    (Deficit) accumulated during development stage                   (2,420,773)
                                                                    -----------
                                                                     (1,994,895)
                                                                    -----------

                                                                    $   182,338
                                                                    ===========

The accompanying notes are an integral part of these financial statements.


                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                   (unaudited)
                            Statements of Operations


                                                    Three Months Ending                 Six Months Ending
                                                          June 30,                          June 30,             February 27, 1997
                                               ------------------------------    ------------------------------   (Inception) to
                                                     2002             2001             2002             2001       June 30, 2002
                                               -------------    -------------    -------------    -------------    -------------

Revenue                                        $        --      $        --      $        --      $        --      $        --
                                               -------------    -------------    -------------    -------------    -------------

Expenses:
   Depreciation and amortization                       5,345               55           10,386               70           15,155
   Consulting fees                                   233,740             --            440,874             --            933,874
   Legal fees                                          1,600             --             51,600             --             76,600
   Executive compensation - related party            147,250             --            352,175             --          1,016,992
   General and administrative expenses                53,132            1,398          205,834            6,434          367,360
                                               -------------    -------------    -------------    -------------    -------------
    Total expenses                                   441,067            1,453        1,060,869            6,504        2,409,981
                                               -------------    -------------    -------------    -------------    -------------

Other (expense):
   Interest expense - related party                   (9,992)            --            (10,550)            --            (10,792)
                                               -------------    -------------    -------------    -------------    -------------

Net (loss)                                     $    (451,059)   $      (1,453)   $  (1,071,419)   $      (6,504)   $  (2,420,773)
                                               =============    =============    =============    =============    =============

Weighted average number of
   common shares outstanding - basic and
   fully diluted                                  20,850,000        2,127,500       20,850,000        2,127,500
                                               =============    =============    =============    =============

Net (loss) per share - basic & fully diluted   $       (0.02)   $       (0.00)   $       (0.05)   $       (0.00)
                                               =============    =============    =============    =============






   The accompanying notes are an integral part of these financial statements.


                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                   (unaudited)
                            Statements of Cash Flows


                                                                   Six Months Ending
                                                                      June 30,             February 27, 1997
                                                           ------------------------------   (Inception) to
                                                                 2002             2001       June 30, 2002
                                                           -------------    -------------    -------------

Cash flows from operating activities
Net (loss)                                                 $  (1,071,419)   $      (6,504)   $  (2,420,773)
Depreciation and amortization                                     10,386               70           99,530
Shares issued for consulting services                               --               --            443,000
Shares issued for prepaid consulting services                       --               --            200,000
Shares issued for legal fees                                        --               --              5,000
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) decrease in prepaid consulting services          80,000             --            (70,000)
      (Increase) in security deposits                             (3,480)            --             (3,480)
      Increase (decrease) in accounts payable                     (4,488)            --             11,692
      Increase in accrued expenses                               619,828             --            670,843
      (Decrease) in accrued payroll                              (26,568)            --               --
      Increase in executive compensation                         149,600             --            983,167
      Increase in accrued interest                                10,550             --             10,792
                                                           -------------    -------------    -------------
Net cash provided (used) by operating activities                (235,591)          (6,434)         (70,229)
                                                           -------------    -------------    -------------

Cash flows from investing activities
    Purchase of fixed assets                                     (18,536)          (1,287)         (22,573)
                                                           -------------    -------------    -------------
Net cash (used) by investing activities                          (18,536)          (1,287)         (22,573)
                                                           -------------    -------------    -------------

Cash flows from financing activities
    Increase in checks written in excess of cash                   2,364             --              2,364
    Increase in notes payable                                    375,000             --            375,000
    Convertible debt - related party                              10,000             --             39,000
    Issuances of common stock                                       --               --             44,828
    Donated capital                                                 --               --             20,100
    (Increase) in deferred compensation                         (120,997)            --           (374,122)
                                                           -------------    -------------    -------------
Net cash provided by financing activities                        266,367             --            107,170
                                                           -------------    -------------    -------------

Net increase (decrease) in cash                                   12,240           (7,721)          14,368
Cash - beginning                                                   2,128           11,419             --
                                                           -------------    -------------    -------------
Cash - ending                                              $      14,368    $       3,698    $      14,368
                                                           =============    =============    =============

Supplemental disclosures:
    Interest paid                                          $        --      $        --      $        --
                                                           =============    =============    =============
    Income taxes paid                                      $        --      $        --      $        --
                                                           =============    =============    =============

Non-cash transactions:
    Number of shares issued for consulting services                 --               --          1,950,000
                                                           =============    =============    =============
    Number of shares issued for legal fees                          --               --            100,000
                                                           =============    =============    =============
    Number of shares issued to acquire technology                   --               --         17,872,500
                                                           =============    =============    =============



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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,420,398 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Prepaid consulting fees

As of June 30, 2002, the Company had two consulting agreements valued at $230,000. Amortization expense totaled $110,000 for the six-month period ended June 30, 2002.

Note 4 - Fixed assets

The Company purchased fixed assets in the amount of $18,536 during the six-month period ended June 30, 2002. Depreciation expense totaled $1,686 for the six-month period ended June 30, 2002.

Note 5 - Acquired technology

As of March 31, 2002, the Company had licensed technology designed to render nuclear waste products environmentally harmless for a stated value of $87,000. Amortization expense totaled $8,700 for the six-month period ended June 30, 2002.

Note 6 - Accrued executive compensation

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the six-month period ended June 30, 2002, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share. The Company had an Employment

                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes

Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the six-month period ended June 30, 2002, the amount accrued was $50,000.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the six-month period ended June 30, 2002, the amount accrued was $96,375 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company appointed Bry Behrmann as the licensing specialist of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's $0.0001 par value common stock valued at $337,500. For the six-month period ended June 30, 2002, the amount accrued was $337,500 to be paid back with common stock.

The Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the six-month period ended June 30, 2002, the amount accrued was $378,000 to be paid back with common stock.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the six-month period ended June 30, 2002, the amount accrued was $48,000 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share.

Note 7 - Convertible debt - related party

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the six-month period ended June 30, 2002, the Company paid GAI $10,000. As of June 30, 2002, the amount due is $4,000 in principal and $650 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of June 30, 2002, the amount due is $15,000 in principal and $875 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the former Company's president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

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


                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes


On May 1, 2002, the Company executed a promissory note with DMB Enterprises
(DMB) whereby DMB loaned $100,000. The note will accrue an interest rate of 10% per annum and will begin accruing interest on May 1, 2002. This note is due upon demand and may be paid back in cash or common stock at a price of $1.00 per share.

As of June 30, 2002, the total amount due is $375,000 in principal and $8,542 in accrued interest.

Note 9 - Stock options

The Company has reserved for issuance an aggregate of 120,000 shares of common stock to six members of the Company's Executive Advisory Board for a period of one year at an exercise price of $1 per share.

                                   Six Months ended                   Six Months ended
                                    June 30, 2002                       June 30, 2001
                          ---------------------------------   ---------------------------------
                                           Weighted Average                    Weighted Average
                               Shares       Exercise Price         Shares       Exercise Price
                          ---------------------------------   ---------------------------------
     Outstanding at
     beginning of
     period                          --                --                --                --
       Granted                    120,000   $          1.00              --                --
       Exercised                     --                --                --                --
       Lapsed or
       cancelled                     --                --                --                --
                          ---------------   ---------------   ---------------   ---------------
     Outstanding at end
     of period                    120,000   $          1.00              --     $          --
                          ===============   ===============   ===============   ===============

     Options
     exercisable  at
     end of period                120,000                                --


     Options
     available for
     future grant                    --                                  --

     Weighted
     average
     minimum fair
     value of
     options granted
     during the
     period                          --                                  --

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


                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes


                                                  Six Months ended    Six Months ended
                                                    June 30, 2002       June 30, 2001
                                                  ----------------    ----------------
     Net loss available To common stockholders:

               As reported                        $     (1,071,419)   $         (6,504)
                                                  ================    ================

               Pro Forma                          $     (1,191,419)   $         (6,504)
                                                  ================    ================

The weighted average minimum fair value of options granted during the three years in the three-month period ended June 30, 2002, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The  following  table  presents  summarized   information  about  stock  options
outstanding as of June 30, 2002.


                              Options Outstanding                   Options Exercisable
                 ---------------------------------------------   -------------------------

                                   Weighted
                                    Average                                       Weighted
     Exercise        Number        Remaining      Weighted           Number        Average
      Prices     Outstanding at   Contractual      Average       Outstanding at   Exercise
                    6/30/02          Life       Exercise Price      6/30/02         Price
     --------    -------------------------------------------------------------------------


     $ 1.00         120,000          1 year        $ 1.00            120,000       $ 1.00
     ========    ==============   ===========   ==============   ==============   ========

Note 10 - Commitments

On January 23, 2002, the Company hired John Dempsey as the executive vice president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the six-month period ended June 30, 2002, Mr. Dempsey was paid $37,585. For the six-month period ended June 30, 2002, the amount accrued was $15,000 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

On February 28, 2002, the Company entered into an agreement with Los Alamos National Labs to provide support services for our MCNP computer simulation effort. The term is for one year and the Company paid $30,000. During the six-month period ended June 30, 2002, the amount expensed was $10,000.

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

                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes

On June 1, 2002, the Company began a month-to-month lease agreement for office space. The base monthly rent is $1,800 plus additional fees for occupying the office space such as utilities, telephone, copies, postage, etc). During the six-months ended June 30, 2002, the Company had rent expense of $1,771.

Note 11 - Related party transactions

On January 23, 2002, the Company hired John Dempsey as the executive vice president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the six-month period ended June 30, 2002, Mr. Dempsey was paid $37,585. For the six-month period ended June 30, 2002, the amount accrued was $15,000 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 12 - Subsequent events

On August 31, 2002, the Company executed a six-month agreement with its corporate attorney for legal services to be provided effective through December 31, 2002. The attorney will receive 100,000 shares of the Company's $0.001 par value common stock valued at $20,000.

On July 7, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share.

On July 11, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $18,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share.

On August 19, 2002, the Company  executed a promissory note with DMB Enterprises
(DMB) whereby DMB loaned $10,000. The note will accrue an interest rate of 10% per annum and will begin accruing interest on September 1, 2002. This note is due upon demand and may be paid back in cash or common stock at a price of $1.00 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

Nuclear Solutions, Inc. is a development stage company engaged in research and development, organizational efforts, raising capital, and commercialization of theoretical, commercially unproven and development stage technologies intended for remediation and treatment of various forms of radioactive waste. This discussion provides an analysis of our plan of operation for the next twelve months.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not a party to any pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 7, 2002, the Company's majority shareholders, in lieu of a special meeting of the shareholders, consented to the election of new directors who are Patrick Herda, John Dempsey, Adrian Joseph, Ph.D., John Powers, Ph.D. and Steven Yeich, The shareholder consent in lieu of special meeting represented 54.43% of the issued and outstanding voting common stock.

Item 5.  Other Information

         Appointment of Officers:
         ------------------------

The Company recently appointed the following individuals to the following offices.

John Dempsey, formerly a Vice President has been appointed Comapny President and Chief Executive Officer.

Patrick Herda, formerly a Vice President and Assistant Secretary has been appointed Company Secretary, Treasurer, and Chief Financial Officer.

         Resignations:
         -------------

Steven Yeich, a Company director and Jackie Brown, a Company Secretary resigned their positions with the Company. To the Company's knowledge, neither Mr. Yeich, nor Ms. Brown, had any disagreements with the Company concerning operations, policies and practices.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits: None

         (b)      Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2002


NUCLEAR SOLUTIONS, INC.


 /s/ John Dempsey                                     /s/ Patrick Herda
---------------------------                          ---------------------------
By: John Dempsey                                     By: Patrick Herda
Title: President                                     Title: Secretary/Treasurer