Form 10QSB
period 2002-09-30
NUCLEAR SOLUTIONS INC
filed 2002-11-21
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                              For the quarterly period ending September 30, 2002


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                              For the transition period from ________ to _______

Commission file number 000-31959
                       ---------

                             NUCLEAR SOLUTIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         NEVADA                                            88-0433815
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)



1050 Connecticut Ave., N.W. Ste.1000, Washington,D.C.             20036
-----------------------------------------------------           ----------
(Address of principal executive offices)                        (Zip Code)



Issuer's telephone number, (  202   )    772     -     3133
                           ----------  --------      --------

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

          Former Name, former address and former fiscal year if changed since last report

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

         Transitional Small Business Disclosure Format
         (Check One)
         Yes    No X
            ---   ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................         1
          Balance Sheet (unaudited)............................         2
          Statements of Operations (unaudited).................         3
          Statements of Cash Flows (unaudited).................         4
          Notes to Financial Statements........................         5

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................        11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................        14

Item 2.   Changes in Securities and Use of Proceeds............        14

Item 3.   Defaults upon Senior Securities......................        14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................        15

Item 5.   Other Information....................................        15

Item 6.   Exhibits and Reports on Form 8-K.....................        15

Signatures.....................................................        15

                             NUCLEAR SOLUTIONS, INC.
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended September 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow.

                       Nuclear Solutions, Inc.
                  [formerly Stock Watch Man, Inc.]
                    (a Development Stage Company)
                           Balance Sheets


                                                                   (unaudited)
                                                                  September 30,
                                                                        2002
                                                                  -------------
Assets

Current assets:
    Cash and equivalents                                          $     104,365
    Prepaid consulting fees                                              12,500
                                                                  -------------
      Total current assets                                              116,865
                                                                  -------------

Fixed assets, net                                                        21,456

Other assets:
    Acquired technology, net                                             69,600
    Security deposits                                                     3,480
                                                                  -------------
      Total other assets                                                 73,080
                                                                  -------------

                                                                  $     211,401
                                                                  =============

Liabilities and Stockholder's (Deficit)

Current liabilities:
    Accounts payable                                              $      18,506
    Accrued expenses                                                    670,843
    Accrued executive compensation                                    1,165,592
    Accrued interest                                                     20,825
    Notes payable                                                       508,000
                                                                  -------------
      Total current liabilities                                       2,383,766
                                                                  -------------

Convertible debt - related party                                         39,000

Stockholder's (deficit):

    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                         --
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 20,850,000 shares issued and outstanding                2,185
    Additional paid-in capital                                          817,815
    Deferred compensation                                              (237,882)
    (Deficit) accumulated during development stage                   (2,793,483)
                                                                  -------------
                                                                     (2,211,365)
                                                                  -------------

                                                                  $     211,401
                                                                  =============


  The accompanying notes are an intergral part of these financial statements.


                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                   (unaudited)
                            Statements of Operations


                                                      Three Months Ending            Nine Months Ending
                                                         September 30,                  September 30,           February 27, 1997
                                                ----------------------------    ----------------------------      (Inception) to
                                                     2002            2001            2002            2001       September 30, 2002
                                                ------------    ------------    ------------    ------------    ------------------

Revenue                                         $       --      $       --      $       --      $       --      $             --
                                                ------------    ------------    ------------    ------------    ------------------

Expenses:
   Depreciation and amortization                       5,424              55          15,810             125                20,579
   Consulting fees                                   208,740         443,000         649,614         443,000             1,142,614
   Legal fees                                          5,000          25,000          56,600          25,000                81,600
   Executive compensation - related party             98,050            --           450,225            --               1,115,042
   General and administrative expenses                45,463           5,948         251,297          12,382               412,823
                                                ------------    ------------    ------------    ------------    ------------------
    Total expenses                                   362,677         474,003       1,423,546         480,507             2,772,658
                                                ------------    ------------    ------------    ------------    ------------------

Other (expense):
   Interest expense - related party                  (10,033)           --           (20,583)           --                 (20,825)
                                                ------------    ------------    ------------    ------------    ------------------

Net (loss)                                      $   (372,710)   $   (474,003)   $ (1,444,129)   $   (480,507)   $       (2,793,483)
                                                ============    ============    ============    ============    ==================

Weighted average number of
   common shares outstanding -
    basic and fully diluted                       20,850,000       2,127,500      20,850,000       2,127,500
                                                ============    ============    ============    ============

Net (loss) per share - basic & fully diluted    $      (0.02)   $      (0.22)   $      (0.07)   $      (0.23)
                                                ============    ============    ============    ============











  The accompanying notes are an intergral part of these financial statements.


                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                   (unaudited)
                            Statements of Cash Flows


                                                                Nine Months Ending
                                                                   September 30,           February 27, 1997
                                                           ----------------------------      (Inception) to
                                                                2002            2001       September 30, 2002
                                                           ------------    ------------    ------------------
Cash flows from operating activities
Net (loss)                                                 $ (1,444,129)   $   (480,507)   $       (2,793,483)
Depreciation and amortization                                    15,810             125               104,954
Shares issued for consulting services                              --           443,000               443,000
Shares issued for prepaid consulting services                      --              --                 200,000
Shares issued for legal fees                                     20,000           5,000                25,000
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) decrease in prepaid consulting services        137,500            --                 (12,500)
      (Increase) decrease in security deposits                   (3,480)          2,250                (3,480)
      Increase in accounts payable                                2,326          20,000                18,506
      Increase in accrued expenses                              619,828            --                 670,843
      (Decrease) in accrued payroll                             (26,568)           --                    --
      Increase in accrued executive compensation                247,650            --               1,081,217
      Increase in accrued interest                               20,583            --                  20,825
                                                           ------------    ------------    ------------------
Net cash (used) by operating activities                        (410,480)        (10,132)             (245,118)
                                                           ------------    ------------    ------------------
Cash flows from investing activities
    Purchase of fixed assets                                    (20,526)         (1,287)              (24,563)
                                                           ------------    ------------    ------------------
Net cash (used) by investing activities                         (20,526)         (1,287)              (24,563)
                                                           ------------    ------------    ------------------
Cash flows from financing activities
    Increase in notes payable                                   508,000            --                 508,000
    Convertible debt - related party                             10,000            --                  39,000
    Issuances of common stock                                      --              --                  44,828
    Donated capital                                                --              --                  20,100
    (Increase) decrease in deferred compensation                 15,243            --                (237,882)
                                                           ------------    ------------    ------------------
Net cash provided by financing activities                       533,243            --                 374,046
                                                           ------------    ------------    ------------------

Net increase (decrease) in cash                                 102,237         (11,419)              104,365
Cash - beginning                                                  2,128          11,419                  --
                                                           ------------    ------------    ------------------
Cash - ending                                              $    104,365    $       --      $          104,365
                                                           ============    ============    ==================
Supplemental disclosures:
    Interest paid                                          $       --      $       --      $             --
                                                           ============    ============    ==================
    Income taxes paid                                      $       --      $       --      $             --
                                                           ============    ============    ==================
Non-cash transactions:
    Number of shares issued for consulting services                --              --               1,950,000
                                                           ============    ============    ==================
    Number of shares issued for legal fees                         --              --                 100,000
                                                           ============    ============    ==================
    Number of shares issued to acquire technology                  --              --              17,872,500
                                                           ============    ============    ==================

  The accompanying notes are an intergral part of these financial statements.

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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,787,908 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Prepaid consulting fees

As of September 30, 2002, the Company had two consulting agreements valued at $230,000. Amortization expense totaled $167,500 for the nine-month period ended September 30, 2002. As of September 30, 2002, the balance of prepaid consulting fees was $12,500.

Note 4 - Fixed assets

The Company purchased fixed assets in the amount of $20,526 during the nine-month period ended September 30, 2002. Depreciation expense totaled $2,762 for the nine-month period ended September 30, 2002.

Note 5 - Acquired technology

As of March 31, 2002, the Company had licensed technology designed to render nuclear waste products environmentally harmless for a stated value of $87,000. Amortization expense totaled $13,050 for the nine-month period ended September 30, 2002.

                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes

Note 6 - Accrued executive compensation

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the nine-month period ended September 30, 2002, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company had an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the nine-month period ended September 30, 2002, the amount accrued was $50,000.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the nine-month period ended September 30, 2002, the amount accrued was $130,425 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company appointed Bry Behrmann as the licensing specialist of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's $0.0001 par value common stock valued at $337,500. For the nine-month period ended September 30, 2002, the amount accrued was $337,500 to be paid back with common stock.

The Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the nine-month period ended September 30, 2002, the amount accrued was $378,000 to be paid back with common stock.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the nine-month period ended September 30, 2002, the amount accrued was $84,000 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share.

On January 23, 2002, the Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the nine-month period ended September 30, 2002, Mr. Dempsey was paid $39,585. For the nine-month period ended September 30, 2002, the amount accrued was $84,000 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Note 7 - Convertible debt - related party

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the nine-month period ended September 30, 2002, the Company paid GAI $10,000. As of September 30, 2002, the amount due is $4,000 in principal and $1,000 in accrued interest.

                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company owned solely by Paul M. Brown, the Company's president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of September 30, 2002, the amount due is $15,000 in principal and $1,250 in accrued interest.

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

On September 30, 2002, the Company executed a promissory note with DMB Enterprises (DMB) whereby DMB loaned $100,000. The note will accrue an interest rate of 10% per annum and will begin accruing interest on October 1, 2002. This note is due upon demand and may be paid back in cash or common stock at a price of $1.00 per share.

As of September 30, 2002, the total amount due is $485,000 in principal and $18,000 in accrued interest.


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

                            Nine Months ended                Nine Months ended
                           September 30, 2002               September 30, 2001
                     -----------------------------    --------------------------------
                                  Weighted Average                    Weighted Average
                        Shares     Exercise Price        Shares        Exercise Price
                     -----------------------------   ---------------------------------
Outstanding at
beginning of
period                        --              --                --                --
  Granted                  120,000   $        1.00              --                --
  Exercised                   --              --                --                --
  Lapsed or
  cancelled                   --              --                --                --
                     -------------   -------------   ---------------   ---------------
Outstanding at end
of period                  120,000   $        1.00              --     $          --
                     =============   =============   ===============   ===============

Options
exercisable at
end of period              120,000                                                --


Options
available for
future grant                  --                                                  --

Weighted
average
minimum fair
value  of
options granted
during the
period                        --                                                  --


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

                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes


                                        Nine Months ended     Nine Months ended
                                       September 30, 2002    September 30, 2001
                                       ------------------    ------------------
Net loss available
To common stockholders:

          As reported                  $       (2,787,908)   $         (480,507)

          Pro Forma                    $       (2,907,908)   $         (480,507)


The weighted average minimum fair value of options granted during the three years in the three-month period ended September 30, 2002, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The  following  table  presents  summarized   information  about  stock  options
outstanding as of September 30, 2002.


                                Options Outstanding                        Options Exercisable
                  -------------------------------------------------  --------------------------------
                                      Weighted
                                      Average                                            Weighted
  Exercise            Number         Remaining        Weighted            Number          Average
   Prices         Outstanding at    Contractual        Average        Outstanding at     Exercise
                      6/30/02           Life       Exercise Price        6/30/02           Price
-----------------------------------------------------------------------------------------------------
   $1.00              120,000          1 year           $1.00              120,000          $1.00



Note 10 - Stockholders' equity

On August 31, 2002, the Company executed a nine-month agreement with its corporate attorney for legal services to be provided effective through December 31, 2002. The attorney will receive 100,000 shares of the Company's $0.0001 par value common stock valued at $20,000.

Note 11 - Commitments

On February 28, 2002, the Company entered into an agreement with Los Alamos National Labs to provide support services for our MCNP computer simulation effort. The term is for one year and the Company paid $30,000. During the nine-month period ended September 30, 2002, the amount expensed was $10,000.

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products.

                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
                                      Notes

On March 28, 2002, the Company executed an investment banking agreement with I-Capital Investment (IC). The Company paid $25,000 as a retainer and upon the close of a financial deal will pay IC $125,000. In additional, IC will receive 50,000 shares of the Company's $0.0001 par value common stock.

On June 1, 2002, the Company began a month-to-month lease agreement for office space. The base monthly rent is $1,800 plus additional fees for occupying the office space such as utilities, telephone, copies, postage, etc). During the nine-months ended September 30, 2002, the Company had rent expense of $7,171.

Note 12 - Related party transactions

On January 23, 2002, the Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the nine-month period ended September 30, 2002, Mr. Dempsey was paid $39,585. For the nine-month period ended September 30, 2002, the amount accrued was $84,000 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 13 - Subsequent events

On October 15, 2002, the Company authorized the issuance 1,000,000 shares of its $0.0001 par value common stock to an officer and director in exchange for services valued at $50,000.

On October 15, 2002, the Company authorized the issuance options to purchase a total of 2,750,000 shares of its $0.0001 par value common stock to the officers and directors of the Company.

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated.

On November 3, 2002, the Company executed a scientific consulting agreement with Dr. Boris Muchnik for consulting services to be rendered for a period of one year in exchange for 300,000 shares of its $0.0001 par value common stock valued at $60,000 and $10,000 which was paid upon execution of the agreement.

On November 3, 2002, the Company executed a consulting agreement with SAC Management for consulting services to be rendered for a period of one year in exchange for 650,000 and an additional 250,000 shares of its $0.0001 par value common stock are due once the Company is approved for trading on the AMEX or the NASDAQ.

On November 8, 2002, the Company issued 150,000 shares of the Company's $0.0001 par value common stock to Bry Behrmann in exchange for cancellation of $337,500 of accrued expenses.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the third quarter of the fiscal year covered by this report.


Item 5.  Other Information

         On November 3, 2002, the company retained the services of Dr. Boris Muchnik, an accomplished scientist with a strong nuclear and intellectual property development background, to continue the prosecution of pending patents to protect the intellectual property associated with Photoremediation technology. Furthermore, Dr. Muchnik will direct all activities geared towards securing of currently pending patents in the United States and Worldwide. The terms of the contract executed with Dr. Muchnik provide for 300,000 shares and 10,000 cash payable to Dr, Muchnik for one year of services.

         On November 4, 2002, the company executed a contract with SAC Management for business consulting and professional services, which include; strategic communication programs, industry awareness, marketing, advertising, and fulfillment. The terms of the contract provided for the payment of 650,000 shares of restricted stock.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

         99.1     Chief   Executive    Officer    Certification    pursuant   to
                  Oxley-Sarbane Act.
         99.2     Chief   Financial    Officer    Certification    pursuant   to
                  Oxley-Sarbane Act.

         (b)      Reports on Form 8-K: None.



SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2002


NUCLEAR SOLUTIONS, INC.


 /s/ John Dempsey                                      /s/ Patrick Herda
--------------------------                            --------------------------
By: John Dempsey                                      By: Patrick Herda
Title: President, CEO                                 Title: Secretary/Treasurer