Form 10KSB
period 2002-12-31
NUCLEAR SOLUTIONS INC
filed 2003-04-15
CIK 1116112

U.S. Securities and Exchange
                                   Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 For the transition period from       to
                                           -------   --------.


     Commission file number
                           ----------------



                             NUCLEAR SOLUTIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                       88-0433815
----------------------------------          ------------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



1050 Connecticut Ave., N.W., Suite 1000    Washington, D.C     20036
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



Issuer's telephone number,(   202     )     772       -         3133
                           -----------  -------------   ----------------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $___0______for the year ended December 31, 2002.

This report  contains a total of ____ pages.  The Exhibit  Index appears on page
____.

As of December 31, 2002, there were 22,489,250 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $12,952,950 based on the low bid price December 31, 2002 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2002, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Beckstead and Watts, LLP
------------------------
Certified Public Accountants                            3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Nuclear Solutions, Inc.

We have audited the Balance Sheets of Nuclear Solutions, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period February 27, 1997 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nuclear Solutions, Inc. as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated May 13, 2002, on those statements included an explanatory going concern paragraph discussed in Note 3 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Solutions, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then ended and for the period February 27, 1997 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 14, 2003

                             Nuclear Solutions, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                                      as of
                           December 31, 2002 and 2001

                                       and

                            Statements of Operations,
                      Changes in Stockholders' Equity, and
                                   Cash Flows
                               for the years ended
                           December 31, 2002 and 2001,
                                       and
                                for the period of
                      February 27, 1997 (Date of Inception)
                                     through
                                December 31, 2002

                                TABLE OF CONTENTS





                                                                            PAGE

Independent Auditors' Report                                                   1

Balance Sheets                                                                 2

Statements of Operations                                                       3

Statements of Changes in Stockholders' Equity                                  4

Statements of Cash Flows                                                       5

Footnotes                                                                      6



                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                 Balance Sheets


                                                                       December 31,
                                                                --------------------------
                                                                   2002           2001
                                                                -----------    -----------
Current assets:
    Cash and equivalents                                        $    15,410    $     2,128
    Prepaid consulting fees                                          23,750        150,000
                                                                -----------    -----------
      Total current assets                                           39,160        152,128
                                                                -----------    -----------

Fixed assets, net                                                    10,069          3,690

Acquired technology, net                                             65,250         82,650

Security deposit                                                      8,326           --
                                                                -----------    -----------

                                                                $   122,805    $   238,468
                                                                ===========    ===========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                            $    52,316    $    16,180
    Accrued expenses                                                204,313         51,015
    Accrued payroll                                                    --           26,568
    Accrued executive compensation                                1,008,285        917,942
    Contingent liabilities                                           13,127           --
                                                                -----------    -----------
      Total current liabilities                                   1,278,041      1,011,705

Long-term liabilities:
    Convertible debt                                                485,000           --
    Convertible debt - related party                                 62,000         29,000
    Accrued interest                                                 30,125           --
    Accrued interest - related party                                  3,375            242
    Line of credit                                                  120,000           --
                                                                -----------    -----------
      Total long-term liabilities                                   700,500         29,242

                                                                -----------    -----------
                                                                  1,978,541      1,040,947
                                                                -----------    -----------
Stockholders' (deficit):

    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                     --             --
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 22,489,250 and 20,850,000 shares issued and
      outstanding at 12/31/02 and 12/31/01, respectively              2,249          2,085
    Additional paid-in capital                                    2,015,029        797,915
    Deferred compensation                                          (547,684)      (253,125)
    Prior period adjustment                                          61,000           --
    (Deficit) accumulated during development stage               (3,386,330)    (1,349,354)
                                                                -----------    -----------
                                                                 (1,855,736)      (802,479)
                                                                -----------    -----------

                                                                $   122,805    $   238,468
                                                                ===========    ===========


                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Operations

                                                                                      February 27, 1997
                                                             For the years ended       (inception) to
                                                                 December 31,            December 31,
                                                         ----------------------------
                                                               2002            2001            2001
                                                         ------------    ------------    ------------
Revenue                                                  $       --      $       --      $       --
                                                         ------------    ------------    ------------

Expenses:
   Depreciation & amortization                                 21,349          89,052         110,493
   Consulting fees                                            841,111         493,000       1,334,111
   Legal fees                                                  81,540          25,000         106,540
   Executive compensation - related party                     825,496         580,442       1,405,938
   General and administrative expenses                        219,226         130,667         381,236
                                                         ------------    ------------    ------------
     Total expenses                                         1,988,722       1,318,161       3,338,318
                                                         ------------    ------------    ------------

Other expenses:
   Interest expense                                           (30,125)           --           (30,125)
   Interest expense - related party                            (3,133)           (242)         (2,891)
   (Loss) due to write down of fixed assets                   (14,996)           --           (14,996)
                                                         ------------    ------------    ------------
     Total other expenses                                     (48,254)           (242)        (48,012)

Net (loss)                                               $ (2,036,976)   $ (1,318,403)   $ (3,386,330)
                                                         ============    ============    ============

Weighted average number of
   common shares outstanding - basic and fully diluted     21,236,446       9,920,356
                                                         ============    ============

Net (loss) per share - basic and fully diluted           $      (0.10)   $      (0.13)
                                                         ============    ============



                             Nuclear Solutions, Inc.
                        [formerly Stock Watch Man, Inc.]
                          (a Development Stage Company)
             Statements of Changes in Stockholders' Equity (Deficit)


                                                                                         (Deficit)
                                                                                        Accumulated
                                      Common Stock          Additional                   Prior          During         Total
                                      ------------            Paid-in       Deferred       Period      Development    Stockholders'
                                   Shares        Amount       Capital     Compensation   Adjustment       Stage         Equity
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance forward

   December 31, 2000              2,127,500   $       213   $    44,687   $      --      $      --     $   (30,951)   $    13,949

July 2001
   Shares issued for legal          100,000            10         4,990          --             --            --            5,000

August 2001
   Shares issued for acquired
   technology                    17,872,500         1,787        85,213          --             --            --           87,000

September 2001
   Shares issued for services       200,000            20       201,980          --             --            --          202,000

September 2001
   Shares issued for services       100,000            10       100,990          --             --            --          101,000

September 2001
   Shares issued for services       250,000            25       199,975          --             --            --          200,000

September 2001
   Shares issued for services       200,000            20       139,980          --             --            --          140,000

October 2001
   Issued for services                 --            --            --        (337,500)          --            --         (337,500)

October 2001
   Donated capital - cash              --            --             100          --             --            --              100

December 2001
   Donated capital - expenses          --            --          20,000          --             --            --           20,000

December 2001
   Deferred compensation               --            --            --          84,375           --            --           84,375


Net (loss) for the year ended
   December 31, 2001                   --            --            --            --             --      (1,318,403)    (1,318,403)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance December 31, 2002         0,850,000         2,085       797,915      (253,125)          --      (1,349,354)      (802,479)

January 2002
   Issued for services              100,000            10        49,990       (50,000)          --            --             --

January 2002
   Issued for services              100,000            10        24,990          --             --            --           25,000

January 2002
   Issued for services              229,250            23       401,165      (401,188)          --            --             --

March 2002
   Deferred compensation               --            --            --         153,951           --            --          153,951

June 2002
   Deferred compensation               --            --            --         176,240           --            --          176,240

September 2002
   Issued for services              100,000            10        19,990       (20,000)          --            --             --

September 2002
   Deferred compensation               --            --            --         156,240           --            --          156,240

November 2002
   Issued for services              150,000            15       337,485          --             --            --          337,500

November 2002
   Issued for services              650,000            65       319,935      (320,000)          --            --             --

November 2002
   Issued for services              300,000            30        59,970       (60,000)          --            --             --

December 2002
   Issued for services                 --            --            --         (75,000)          --            --          (75,000)

December 2002
   Issued for services               10,000             1         3,589          --             --            --            3,590

December 2002
   Deferred compensation               --            --            --         145,198           --            --          145,198

December 2002
   Prior period adjustment             --            --            --            --           61,000          --           61,000

Net (loss) for the year ended
   December 31, 2002                   --            --            --            --             --      (2,036,976)    (2,036,976)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance December 31, 200        $22,489,250   $     2,249   $ 2,015,029   $  (547,684)   $    61,000   $(3,386,330)   $(1,855,736)
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========


                Nuclear Solutions, Inc.
             (a Development Stage Company)
               Statements of Cash Flows

                                                                                         February 27, 1997
                                                             For the years ended          (inception) to
                                                               December 31,                 December 31,
                                                            ----------------------------
                                                                  2002            2001            2002
                                                            ------------    ------------    ------------
Cash flows from operating activities
Net (loss)                                                  $ (2,036,976)   $ (1,318,403)   $ (3,386,330)
Depreciation & amortization                                       21,349          89,052         110,493
Shares issued for consulting services                          1,037,903         443,000       1,480,903
Shares issued for prepaid consulting services                       --           200,000         200,000
Shares issued for legal fees                                      95,000           5,000         100,000
(Loss) due to write down of fixed assets                          14,996            --            14,996
Prior period adjustment                                           61,000            --            61,000
Adjustments to reconcile net (loss) to
   net cash provided (used) by operating activities:
       (Increase) decrease of security deposit                    (8,326)          2,250          (8,326)
       (Increase) decrease in prepaid consulting services        126,250        (150,000)        (23,750)
       Increase in accounts payable                               36,136          16,180          52,316
       Increase in accrued expenses                              153,298          51,015         204,313
       Increase (decrease) in accrued payroll                    (26,568)         26,568            --
       Increase in accrued executive compensation                174,718         833,567       1,008,285
       Increase in contingent liabilities                         13,127            --            13,127
                                                            ------------    ------------    ------------
Net cash provided (used) by operating activities                (338,093)        198,229        (172,973)
                                                            ------------    ------------    ------------

Cash flows from investing activities
   Purchase of fixed assets                                      (25,324)         (3,737)        (29,361)
                                                            ------------    ------------    ------------
Net cash (used) by investing activities                          (25,324)         (3,737)        (29,361)
                                                            ------------    ------------    ------------

Cash flows from financing activities
   Convertible debt                                              485,000            --           485,000
   Convertible debt - related party                               33,000          29,000          62,000
   Increase in accrued interest                                   30,125            --            30,125
   Increase in accrued interest - related party                    3,133             242           3,375
   Increase in line of credit                                    120,000            --           120,000
   Issuance of common stock                                         --              --            44,828
   Donated capital                                                  --            20,100          20,100
   (Increase) in deferred compensation                          (294,559)       (253,125)       (547,684)
                                                            ------------    ------------    ------------
Net cash provided (used) by financing activities                 376,699        (203,783)        217,744
                                                            ------------    ------------    ------------

Net increase (decrease) in cash                                   13,282          (9,291)         15,410
Cash - beginning                                                   2,128          11,419            --
                                                            ------------    ------------    ------------
Cash - ending                                               $     15,410    $      2,128    $     15,410
                                                            ============    ============    ============

Supplemental disclosures:
   Interest paid                                            $       --      $       --      $       --
                                                            ============    ============    ============
   Income taxes paid                                        $       --      $       --      $       --
                                                            ============    ============    ============

Non-cash financing activities:
   Number of shares issued for consulting services             1,339,250         750,000       3,289,250
                                                            ============    ============    ============
   Number of shares issued for legal services                    300,000         100,000         400,000
                                                            ============    ============    ============
   Number of shares issued to acquire technology                    --        17,872,500      17,872,500
                                                            ============    ============    ============

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes



Note 1 - History and organization of the company

The Company was organized February 27, 1997 (Date of Inception) under the laws of the State of Nevada, as Stock Watch Man, Inc. The Company has generated no revenue and in accordance with SFAS #7, the Company is considered a development stage company.

On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
-------------------------
   For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002 or 2001.

Fixed assets
------------
   The cost of fixed assets is depreciated over the estimated useful life of the fixed assets utilizing the straight-line method of depreciation based on the following estimated useful lives:

             Office equipment                            5 years
             Computer equipment and software             5 years
             Furniture & fixtures                        7 years

Acquired technology
-------------------
     The cost of acquired technology is amortized over the estimated useful life
     of  the  acquired   technology   utilizing  the  straight-line   method  of
     amortization based on the estimated useful life of 5 years.

Revenue recognition
-------------------
     The Company recognizes revenue and related costs of sales on the accrual basis.

Advertising costs
-----------------
     The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses in the amount of $15,950 and $0 as of December 31, 2002 or 2001.

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


Fair value of financial instruments
-----------------------------------
     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 or 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------
     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002 or 2001.

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

Loss per share
--------------
     Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 21,236,446 and 9,920,356 for the years ended December 31, 2002 and 2001, respectively. The computation for loss per common share, assuming dilution, for the years ended December 31, 2002 and 2001, was antidilutive, and therefore is not included. Outstanding options as of December 31, 2002 totaled 120,000.

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

Recent pronouncements
---------------------
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123."
     This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

     In  November  2002,  the FASB issued  FASB  Interpretation  ("FIN") No. 45,
     "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No.
     51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the officers, directors or shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.




Note 4 - Income taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

             U.S federal statutory rate      (34.0%)

             Valuation reserve                34.0%
                                              -----

             Total                               -%
                                             ======

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

                  Year              Amount           Expiration
               ----------         ----------         ----------
                  1997            $      830            2017
                  1998            $       36            2018
                  1999            $    1,366            2019
                  2000            $   28,719            2020
                  2001            $1,318,403            2021
                  2002            $2,036,330            2022

Note 5 - Prepaid consulting fees

On February 28, 2002, the Company entered into a consulting agreement with Los Alamos for a period of one year and paid Los Alamos a total of $30,000. During the year ended December 31, 2002, the company expensed $25,000 and the balance in prepaid consulting fees total $5,000.

On October 8, 2002, the Company executed a consulting agreement with Diversified Global Holdings, LLC for a period of 12 months. As part of the agreement, the Company prepaid fees totaling $25,000. During the year ended December 31, 2002, the company expensed $6,250 and the balance in prepaid consulting fees total $18,750.

Note 6 - Fixed assets

As of December 31, 2002, the Company had the following fixed assets:

Office equipment                                      $ 1,587
Computer equipment & software                           7,154
Furniture & fixtures                                    2,450
Less: Accumulated depreciation                         (1,122)
                                                      -------
                                                      $10,069

The Company purchased fixed assets in the amount of $25,324 during the year ended December 31, 2002. Depreciation expense totaled $3,949 for the year ended December 31, 2001. There was a loss on the write down of fixed assets of $14,996 during the year ended December 31, 2002.

Note 7 - Acquired technology

On August 8, 2001, the Company entered into an Asset Purchase Agreement to acquire licensed technology designed to render nuclear waste products environmentally harmless. Pursuant to the Agreement the Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company controlled by Paul M. Brown, the Company's former president, for a stated value of $87,000. Amortization expense totaled $17,400 for the year ended December 31, 2002.

Note 8 - Accrued expenses

As of December 31, 2002, the Company had a total of $129,313 in accrued expenses due to the officers and directors of the Company for various expenses paid for on behalf of the Company.

The Company executed a consulting agreement with Liebling & Malamut, LLC whereby the Company owes a total of 250,000 shares of the Company's $0.0001 par value common stock for services valued at $75,000.

Note 9 - Accrued executive compensation

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr.
Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the year ended December 31, 2002, the amount accrued was $125,480.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the year ended December 31, 2002, the amount accrued was $164,475 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

On October 1, 2001, the Company appointed Bry Behrmann as the licensing specialist of the Company and the director of licensing development whereby the Company is to pay Mr. Behrmann an annual amount of 150,000 shares of the Company's $0.0001 par value common stock valued at $337,500. In October 2002, the Company has decided not to renew the agreement. For the year ended December 31, 2002, the Company issued a total of 150,000 shares of its $0.0001 par value common stock.

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the year ended December 31, 2002, the amount accrued was $378,000 to be paid back with common stock.

On January 23, 2002, the Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the year ended December 31, 2002, Mr. Dempsey was paid $59,147. For the year ended December 31, 2002, the amount accrued was $50,834 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.



On February 1, 2002, the Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the year ended December 31, 2002, the amount accrued was $96,810 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share. In addition, on October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. As of December 31, 2002, these shares have not been issued are included in accrued executive compensation.

Note 10 - Contingent liabilities

As of December 31, 2002, the Company has accrued a total of $13,127 as contingent liabilities as related to expenses of the former president of the Company, Mr. Paul Brown. The Company is currently negotiating with several entities to reduce or eliminate this part of all of the accrued contingent liabilities.

Note 11 - Convertible debt

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

As of December 31, 2002, the total amount due is $485,000 in principal and $30,125 in accrued interest.

Note 12 - Convertible debt - related party

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of December 31, 2002, the amount due is $4,000 in principal and $600 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2002, the amount due is $15,000 in principal and $1,625 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

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

As of December 31, 2002, the total amount due is $62,000 in principal and $3,375 in accrued interest.

Note 13 - Line of credit

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated. As of December 31, 2002, the Company has received a total of $120,000.

Note 14 - Stockholder's equity

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

On August 8, 2001, the Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company owned solely by Paul M. Brown, the Company's former president, pursuant to an Asset Purchase Agreement valued at $87,000.

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

On October 1, 2001 the Company agreed to issue 150,000 shares of the Company's $0.0001 par value common stock to Bry Behrmann, licensing specialist of the Company and the director of licensing development, having a fair market value of $337,500. This amount is being amortized over a period of one year, the term of appointment, and the unamortized amount was included in the accompanying balance sheet as deferred compensation and accrued executive compensation.

On October 1, 2001, an officer, director and shareholder of the Company donated capital for cash in the amount of $100.

During the year ended December 31, 2001, the former president of the Company donated expenses in the amount of $20,000 to reduce the account payable due to Mr. Wilson for legal expenses.

During  the  year  ended  December  31,  2001,  the  Company  reduced   deferred
compensation by $84,375.

On January 1, 2002, the Company issued 100,000 shares of its $0.0001 par value common stock to Mr. Wilson for legal fees totaling $50,000. This amount is included in deferred compensation and will be amortized over a period of six months.

On January 1, 2002, the Company issued 100,000 shares of its $0.0001 par value common stock to Mr. Wilson for legal fees totaling $25,000.

On January 23, 2002, the Company issued 229,250 shares of the Company's $0.0001 par value common stock to Scott Bleazard for consulting services valued at the fair market value stock of $401,188. This amount is being amortized over a period of eighteen months, the term of appointment and the unamortized amount was included in the accompanying balance sheet as deferred compensation.

During  the  period  ended  March  31,  2002,  the  Company   reduced   deferred
compensation by $153,951.

During the period ended June 30, 2002, the Company reduced deferred compensation by $176,240.

On September 30, 2002, the Company issued 100,000 shares of its $0.0001 par value common stock to Mr. Wilson for legal fees totaling $20,000. This amount is included in deferred compensation and will be amortized over a period of four months.

During the period ended September 30, 2002, the Company reduced deferred compensation by $156,240.

On November 8, 2002, the Company issued 150,000 shares of the Company's $0.0001 par value common stock to Bry Behrmann in exchange for cancellation of $337,500 of accrued executive compensation.

On November 8, 2002, the Company issued a total of 650,000 shares of its $0.0001 par value common stock in exchange for a one year consulting agreement with SAC Management valued at the fair market value of the services of $320,000.

On November 13, 2002, the Company issued a total of 300,000 shares of its $0.0001 par value common stock to Dr. Boris Muchnik for consulting services to be rendered for a period of one year valued at the fair market value of the services of $60,000.

On December 19, 2002, the Company agreed to issue 250,000 shares of the Company's $0.0001 par value common stock to Liebling & Malamut, LLC for consulting services valued at the fair market value of services of $75,000. This amount is being amortized over a period of six months, the term of appointment, and the unamortized amount was included in the accompanying balance sheet as deferred compensation.

On December 20, 2002, the Company issued a total of 10,000 shares of its $0.0001 par value common stock to Diamond Properties for rent valued at the fair market value of the rental expenses of $3,590.

During the period ended December 31, 2002, the Company reduced deferred compensation by $145,198.

There have been no other issuances of common and/or preferred stock. Note 15 - Stock options

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year.

The Company has reserved for issuance an aggregate of 120,000 shares of common stock to six members of the Company's Executive Advisory Board for a period of one year at an exercise price of $1 per share.



                                            Year ended                                   Year ended
                                         December 31, 2002                            December 31, 2001
                               --------------------------------------    --------------------------------------------
                                                 Weighted Average                                Weighted Average
                                   Shares         Exercise Price                Shares            Exercise Price
                               --------------- ----------------------    --------------------- ----------------------

      Outstanding at
      beginning of period
                                          --                     --                       --                     --
        Granted                       120,000                  $1.00                  120,000                  $1.00
        Exercised                          --                     --                       --                     --
        Lapsed or
        cancelled                          --                     --                       --                     --
                                      -----------              -------                 ----------               ------
      Outstanding at end
      of period                       120,000                  $1.00                  120,000                  $1.00
                                      =======                  =====                  =======                  =====

      Options exercisable
      at end of period
                                      120,000                   --                      120,000                   --

      Options available
      for future grant                     --                    --                          --                  --

      Weighted average
      minimum fair value
      of options granted
      during the period

                                           --                     --                         --                  --

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

                                   Year ended                     Year ended
                                December 31, 2002              December 31, 2001
                                -----------------             ------------------
      Net loss available
      To common stockholders:

                As reported        $(2,036,976)                   $(1,318,403)
                                   ============                   ============

                Pro Forma          $(2,156,976)                   $(1,438,403)
                                   ============                   ============


The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2002, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 2002.


  Options Outstanding                          Options Exercisable
----------------------                        ---------------------

                               Weighted
                               Avergage                                 Weighted
Exercise       Number         Remaining      Weighted        Number      Average
 Prices    Outstanding at    Contractual      Average    Outstanding at Exercise
              12/31/02           Life     Exercise Price    12/31/02      Price
--------------------------------------------------------------------------------

 $1.00         120,000          1 year         $1.00        120,000       $1.00
 =====         =======          ======         =====        =======       =====

Note 16 - Related party transactions

The Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company controlled by Paul M. Brown, the Company's former president, pursuant to an Asset Purchase Agreement dated August 8, 2001.

On August 8, 2001, the Company entered into an Employment Agreement with Paul M. Brown, it's former president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000.

On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000.

On October 1, 2001, an officer, director and shareholder of the Company donated capital for cash in the amount of $100.


On October 1, 2001, the Company appointed Bry Behrmann as the licensing specialist of the Company and the director of licensing development of the Company and issued a total of 150,000 shares of its $0.0001 par value common stock.

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, a company in the amount of $14,000. As of December 31, 2002, the balance owed is $4,000.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, a company in the amount of $15,000.

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the year ended December 31, 2002, the amount accrued was $378,000 to be paid back with common stock.

During the year ended December 31, 2001, the former president of the Company donated expenses in the amount of $20,000 to reduce the account payable due to Mr. Wilson for legal expenses.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president.

During the year ended December 31, 2002, the Company executed two promissory notes with Patrick Herda, vice president of business development, totaling $23,000.

As of December 31, 2002, the Company had a total of $129,313 in accrued expenses due to the officers and directors of the Company for various expenses paid for on behalf of the Company.

Note 17 - Commitments

On September 11, 2001, the Company executed a License Agreement with Global Atomics Licensing, Ltd. (GALL), a company controlled by Paul M. Brown, the Company's former president. This agreement allows the Company to license technology from GALL in exchange for royalties of 1.25% of gross revenue derived with the use of the technology and 15% of gross license revenue for any master license agreements signed with other entities. As of December 31, 2001, no royalties are due to GALL and no commissions are due from GALL.

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

On March 28, 2002, the Company executed an investment banking agreement with I-Capital Investment (IC). The Company paid $25,000 as a retainer and upon the close of a financial deal will pay IC $125,000. In additional, IC will receive 50,000 shares of the Company's $0.0001 par value common stock. During the year ended December 31, 2002, the IC has not performed based on the terms of the agreement and have gone out of business. Since the Company is not going to issue the 50,000 shares, there was an adjustment to reduce accrued expenses to record a prior period adjustment.


On June 1, 2002, the Company began a month-to-month lease agreement for office space. The base monthly rent is $1,800 plus additional fees for occupying the office space such as utilities, telephone, copies, postage, etc). On September 30, 2002, the Company signed a one year lease agreement for monthly rent totaling $2,800. The future minimum lease payments for 2003 are $22,400. During the year ended December 31, 2002, the Company had rent expense of $54,925.

On November 8, 2002, the Company executed a consulting agreement with SAC Management for consulting services to be rendered for a period of one year in exchange for 650,000 and an additional 250,000 shares of its $0.0001 par value common stock are due once the Company is approved for trading on the AMEX or the NASDAQ.

On November 13, 2002, the Company executed a scientific consulting agreement with Dr. Boris Muchnik for consulting services to be rendered for a period of one year in exchange for 300,000 shares of its $0.0001 par value common stock valued at $60,000 and $10,000 which was paid upon execution of the agreement.

Note 18 - Subsequent events

On January 13, 2003, the Company executed a consulting agreement with Patti Bylund for a period of six months. The Company will issue 50,000 shares of its $0.0001 par value common stock valued at the fair market value of the services of $19,500.

On January 20, 2003, the Company entered into an agreement with four individuals to design a website for the Company. The individuals are to receive a total of 12,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $4,500.

On January 24, 2003, the Company entered into an agreement with 62 Blue Productions, LLC to provide marketing in exchange for 2,000 shares of the Company's $0.0001 par value common stock.

On February 1, 2003, the Company agreed to issue 50,000 shares to an individual for consulting services.

On February 11, 2003, the Company entered into a six month contract with Bentz Communications to provide marketing services in exchange for 16,800 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $6,300.

On February 17, 2003, the Company entered into a one year agreement with an individual to perform consulting advisory services for the Company in exchange for 150,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $45,000.

On March 6, 2003, the Company entered into a six month agreement with Greg Wilson for legal services valued at $25,000 in exchange for 100,000 shares of the Company's $0.0001 par value common stock.

On March 20, 2003, the Company entered into a three week agreement with Corporate Growth Consultants, Inc. for consulting, advisory and report writing services valued at $4,950 in exchange for 15,000 shares of the Company's $0.0001 par value common stock.

On March 20, 2002, the Company issued 30,000 shares of its $0.0001 par value common stock to an individual.