Form 10KSB/A
period 2002-12-31
NUCLEAR SOLUTIONS INC
filed 2003-04-16
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)


     ANNUAL REPORT UN DER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934 For the fiscal year ended December 31, 2002.


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 For the transition period from to Commission file number


                             NUCLEAR SOLUTIONS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                         88-0433815
    ----------------------                      -------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



1050 Connecticut Ave., N.W., Suite 1000    Washington, D.C        20036
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                               ( 202 ) 772 - 3133
                   ------------------------------------------
                           Issuer's telephone number

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

The issuer had operating  revenues of $ 0 for the year ended December 31,
2002.                                 ---

This report contains a total of 45 pages. The Exhibit Index appears on page 45.

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

                            Nuclear Solutions, Inc.
                                  FORM 10-KSB
                               December 31, 2002


Page
PART I.......................................................................  2

ITEM 1.  Business............................................................  2
ITEM 2.  Properties..........................................................  3
ITEM 3.  Legal Proceedings...................................................  4
ITEM 4.  Submission of Matters to vote of Security Holders...................  4

PART II......................................................................  4

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  4
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  5
ITEM 7.  Financial Statements................................................ 11
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................ 31

PART III..................................................................... 31

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........ 31
ITEM 10.  Executive Compensation............................................. 36
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..... 38
ITEM 12.  Certain Relationships and Related Transactions..................... 39

PART IV...................................................................... 41

ITEM 13.  Exhibits and Reports on Form 8-K................................... 41
ITEM 14. CONTROLS AND PROCEDURES............................................. 42
SIGNATURES................................................................... 44
EXHIBIT INDEX................................................................ 45

PART I

Item 1.  Description of Business.

(a) Our  Corporate  History.

The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. The Company is considered a development stage company. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

(b)  Business of the Issuer.

Nuclear Solutions, Inc. is an entrepreneurial company engaged in the research, development and commercialization of innovative nuclear technologies. The major objective of the company is to identify, screen, and develop selected technologies to the point that they may be either licensed, joint-ventured, sold to an industrial partner, or otherwise commercialized. As part of day-to-day operations, the company evaluates many technologies and manages its projects in the development phase.

The company analyzes and selectively develops technologies in the following areas: nuclear waste transmutation and remediation, nuclear micropower generation for defense, aerospace, and nanotechnology, nuclear materials detection and localization, and micropower generation for embedded sensors. From time-to-time, in the interest of diversity, the company also evaluates certain non-nuclear technologies that are related to its main areas of interest. Management may elect to pursue certain non-nuclear technologies based on synergism with the company's existing projects and potential to enhance the business objectives of the company.

The benchmarks we use in the selection our technologies are based on evaluating the potential value of a technological idea and assessing the additional research and development investment required to bring it to a point where it may be commercially exploited within three years.

The company mainly assigns resources to technologies that meet our near-term commercialization benchmarks. Selected technologies that do not meet our short-term criteria are secondarily allocated resources and will be developed as long-term projects. All technologies selected by the company will be developed as compartmentalized projects.

The technologies that we engage are intended to solve problems associated with the nuclear power industry and introduce solutions for aerospace, military, and nanotechnology industries.

The company is presently developing two core nuclear technologies:

GHR nuclear wastewater remediation technology: is a proprietary process that is intended for the removal of radioactive contaminants from water. It is essentially a filter-less chemical-physical reactor (non-nuclear) that can extract Tritium (radioactive isotope) and Deuterium (heavy water) from contaminated water. The company is currently engaged with the Institute of Industrial Mathematics, LTD. to develop the optimum parameters for commercial processing units. We anticipate that our nuclear wastewater remediation technology could be ready for commercial implementation during the First quarter of 2004.

Photonuclear Reactor System: is a proprietary technology that uses high energy photons to yield gamma-neutron reactions and gamma-fission reactions which result in a change to the atomic structure of the target radioisotope. The process is referred to as photo-transmutation (atomic transmutation via photon induced gamma-neutron reactions). This technology can be segmented into two distinct categories.

Category 1: Photo-transmutation with Heat Recovery is being developed for use as a laser driven system that could transmute certain nuclear waste streams (i.e. resulting in the relaxation of the radioisotopes) as well as reproduce usable energy in the form of electricity.

Category 2: Photo-transmutation without heat recovery is being developed for use as a nuclear waste treatment system that can process materials contaminated with certain levels and types of radioisotopes. This system as envisioned could reduce the levels of radioisotope contamination present in many expendable items that are used in the handling and processing of nuclear materials.

The company intends to generate revenues from joint-ventures, licensing fees, or sales of individual technologies. As one example, a joint venture employing the GHR technology to clean stockpiles of nuclear wastewater may consist of partnering with an environmental remediation firm that would operate GHR processing equipment, supplied under contract by Nuclear Solutions. The water would be treated and the customer e.g. U.S. government, or nuclear power plant operator, would pay a per gallon fee to remove the tritium from the water. Other examples would be: revenue generation through collection of up-front and ongoing licensing fees, or for others to incorporate, operate, manufacture, or sell our technology.


     Competition
     -----------

Competition in the fields in which the company is developing technology is complex. While we are not aware of an organization quite like ourselves, with a core business that includes nuclear waste remediation, power generation, and defense technologies, the company's competition is largely from government-funded organizations. This is the case for most nuclear-related businesses. We will be competing with national laboratories, universities, and established corporations that may have much greater access to capital and marketing resources.

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


Item 2. Description of Property.

During 2002, the Company rented office space at 1050 Connecticut Ave., N.W., Suite 1000, Washington, D.C. We have a one year lease agreement which runs through September 2003. Our annual rent commitment is $33,600.

Item 3.  Legal Proceedings.

         The Company is not a party to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  Market Information.

     Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol NSOL. Table 1 sets forth the high and low bid information for each fiscal quarter beginning with the second quarter of 2001, the first quarter for which this information was available. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ Data Source of Rockville, Maryland.

Table 1.

Bid Information


Fiscal Quarter Ended                Low                       High


December 31, 2002                   0.60                      0.73
September 30, 2002                  0.48                      0.51
June 30, 2002                       0.80                      0.84
March 31, 2002                      1.16                      1.18
December 31, 2001                   1.57                      3.95
September 30, 2001                  0.66                      2.80
June 30, 2001                       0.05                      1.65


(a)  Holders.

     Our company has approximately 973 shareholders of its common stock as of December 31, 2002 holding 22,489,250 common shares.

(c)  Dividends.

     There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(d)  Recent Sales of Unregistered Securities

     During the fourth quarter of 2002, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

     On November 4, 2002, the company executed a contract with SAC Management for business consulting and professional services, which include; communication programs, industry awareness, marketing, advertising, and fulfillment. The terms of the contract provided for the payment of 650,000 shares of restricted stock. The transaction was valued at $320,000.

     On December 12, 2002, we entered into a Settlement Agreement with Diamond Properties concerning disputed claims for rent monies pertaining to our former office space in Meridian, Idaho. We issued David R. Williams, dba Diamond Properties, 10,000 shares of restricted common stock as a partial consideration of the agreement. The consideration for the shares was $3590.

     The shares  issued  above were issued in private  transactions  pursuant to
Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

Introduction

Nuclear Solutions, Inc. is a development stage nuclear technology company engaged in research and development, organizational efforts, raising capital, and commercialization of theoretical, commercially unproven and development stage technologies.

The company intends to evaluate technologies in the following areas:

Nuclear Waste Remediation

Nuclear Wastewater Remediation Technology (GHR)

Photonuclear Reactor System for Waste Transmutation

Nuclear Energy Generation

Nuclear  Micropower  Generation  for  defense,   aerospace,  and  nanotechnology
applications

Photonuclear Reactor System for energy generation

Nuclear Security and Defense Applications

Nuclear Materials Detection and Localization

Micropower Generation for Embedded Sensors

High Intensity Gamma Laser system


The company's plan of operation for the next twelve months is to continue to identify, evaluate, research, screen, and develop innovative nuclear technologies. Some of the technologies we evaluate originate through our own efforts and others are acquired from outside researchers and institutions. Management favors assigning most of the company resources towards technologies which have the potential for revenue generation in three years or fewer. From time-to-time, in the interest of diversity, the company will evaluate certain non-nuclear technologies that relate to its main areas of interest.

The criteria used in the selection of technologies is based on evaluating the commercial potential of a technological idea and assessing the additional research and development investment required to bring it to a point where it may be commercially exploited within three years(near-term commercialization).

The company mainly assigns resources to technologies that meet our near-term commercialization benchmarks. Selected technologies that do not meet our short-term criteria are secondarily allocated resources and will be developed as long-term projects. All technologies selected by the company will be developed as compartmentalized projects.

The company intends to generate revenues from joint-ventures, licensing fees, or sales of individual technologies. We believe that our nuclear wastewater remediation technology could be ready for commercial implementation during the First quarter of 2004. As one example, a joint venture employing the GHR technology to clean stockpiles of nuclear wastewater may consist of partnering with an environmental remediation firm that would operate GHR processing equipment, supplied under contract by Nuclear Solutions. The water would be treated and the customer e.g. U.S. government, or nuclear power plant operator, would pay a per gallon fee to remove the tritium from the water. Other examples would be: revenue generation through collection of up-front and ongoing licensing fees, or for others to incorporate, operate, manufacture, or sell our technology. We may also realize revenue from the outright sale of any technologies we are developing.

We will require additional financing to continue our planned operations during 2003. Management believes that it will be able to raise the necessary financing to continue planned operations. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring technologies to the marketplace.

Over the past year, the company evaluated multiple technology opportunities that we think have distinct value to the nuclear, defense, or nanotechnology industries.

The company also opened a business development office in Moscow. The Russian office is responsible for identifying licensable technologies and to secure additional research capacity in within the Russian academic and scientific establishment as the need arises. This is being done to obtain qualified research facilities and additional business opportunities with a minimum cost to the company.

Below are the projects the company is engaging under contract with outside institutions.

GHR Process Nuclear Wastewater Treatment

Introduction

Our proprietary (trade secret) GHR process is envisioned as a low cost, portable, modular nuclear wastewater processing system. The specific target market for this technology is tritium contaminated water (tritiated water) produced as a by-product of nuclear complex activities. The Unites States houses approximately Six billion gallons of tritiated water with an additional 11 million gallons created annually. Countries such as Japan, the United Kingdom, France, and Germany also have this problem. We also envision our GHR process being used to remediate tritiated water produced as a result of fusion energy reactors. Fusion energy is not yet a commercial reality. However fusion reactors are expected to produce tritiated water as a byproduct of operation if they ever achieve commercial viability. We see the fusion market as a distant commercial potential, but an appropriate market for the GHR system.

GHR is a proprietary technology intended for the removal of radioactive contaminants from water. It is a filterless chemical-physical non-nuclear reactor that can extract Tritium and Deuterium from contaminated water. Two laboratory prototypes were constructed and operated successfully. We believe that our GHR technology can compete with the two current methods that are now used to deal with the tritium contaminated water: a.) storage with monitoring, and b.) controlled environmental release.

We believe the use of GHR technology will cost significantly less than what is currently spent on storage and monitoring. GHR can also help avoid the undesirable option of releasing tritiated water into the environment.

Our data suggest that storage costs exceed one-hundred dollars a gallon. Potential customers have indicated that a processing cost between six to eight dollars a gallon would be acceptable. We believe the cost to treat water with our GHR technology will be significantly lower than six to eight dollars per gallon. We cannot guarantee that customers will pay six to eight dollars per gallon for our services when our technology is ready for commercialization. We also cannot guarantee our per-gallon costs and expected profit margins until our commercial prototype processing unit is fully tested.

We plan to commercialize GHR technology during the first quarter of 2004. Our business model is to provide a remediation service via partnerships with established waste management companies. We began marketing efforts in 2002 and have received interest from potential customers and partners.

We intend to continue developmental and marketing activities for our GHR wastewater treatment technology over the next twelve months. Our activities will include: prototype testing and validation, patent applications, field demonstrations, and marketing.

In March 2002, the company entered into a research and licensing agreement with the Institute for Industrial Mathematics, Ltd. (IIM) for the development and acquisition of GHR technology.

Under the terms of the agreement, the Institute for Industrial Mathematics will perform research whereby optimal parameters and system design for commercial-grade industrial processing of nuclear wastewater are determined. The Institute of Industrial Mathematics currently estimates project completion by the end of 2003. On completion of the project with IIM we will obtain a completed prototype commercial prototype unit. The prototype can be used to demonstrate the principle of operation and validate the costs of operation. Under the terms of the contract, IIM shall file patents covering GHR technology to which, we will have the worldwide exclusive rights.

The company has funded approximately $125,000 of the $325,000 research fee due to IIM. Additional funds will be required for marketing and overhead expenses. We intend to finance this project through the use of debt and/or equity financing.

During the next year, the company plans to seek out an operating partner for the commercialization phase and will explore business opportunities for to implement GHR worldwide. Management intends to increase marketing activity as the program nears completion.

Photonuclear Reactor System

In February 2002, the company contracted with Los Alamos National Laboratories to develop certain computer modeling codes useful to our modeling efforts for the photonuclear reactor system.

Over the course of the next year, the company intends to continue conceptual development and computer modeling of a proprietary photonuclear reactor system. The goal of this project is to develop a laser driven reactor system that can transmute radioactive materials into non-radioactive materials. This project is considered long-term.

The development of two types of photonuclear reactor systems is envisioned.

A.) Photonuclear waste transmutation without energy recovery is being developed as a nuclear waste treatment system that could process various forms liquid and solid radioactive waste.

B.) Photonuclear waste transmutation with energy recovery is being developed as a laser-driven reactor system that could transmute nuclear waste and yield usable energy in the form of electricity. The goal of this system is to develop a photonuclear reactor system that produces energy and a minimum amount of nuclear waste materials.

The development effort for the photonuclear reactor over the next twelve months will focus on the following areas.

A.)  Computer Simulation

Computer modeling is necessary to generate essential data required to continue development of the system. The company utilizes nuclear modeling software called Monte Carlo N-Particle Transport Code (MCNPX) produced by Los Alamos National Labs. MCNPX was developed as a scientific research tool by the U.S. government to reduce the need for physical laboratory experiments.

Last year, contractual work with Los Alamos resulted in the development of some new modeling codes that are now integrated into MCNP. During the next twelve months, the company intends to continue work with Los Alamos National Laboratory to add additional modeling functions specific to the photonuclear reactor system.

B.)  Conceptual research and development of a gamma laser system.

We believe that we have advanced the technology of the photon reactor beyond the original licensed concept. The new advancements we are exploring may yield new patentable concepts that may render the previously licensed technology obsolete. The company is working to secure the next level of intellectual property on terms more favorable than those negotiated for the prior art. The advancements center the development of a high intensity, high efficiency gamma laser system which is advantageous to the efficiency of the photonuclear reactor system. We are currently evaluating a proprietary gamma laser system design suitable to the photonuclear reactor system.

Development of this gamma laser system could have additional applications to the defense and military sectors.

We envision revenue generation through the licensing or sale of our proprietary photonuclear reactor system. We may also realize revenues from the sale or licensing of spin-off technologies such as a gamma laser system, and other activities such as consulting, design, testing or other related professional services.

We may incur substantial expenses associated with the development of our technologies. The amount and type of expenses incurred will vary depending on the technology being developed. We estimate requiring at least one million dollars in operating capital to sustain operations over the next twelve months.

During 2002, the company raised $677,000 through debt financing. In October of 2002 we signed a credit line agreement with a lender for a total amount of $650,000 dollars. As of April 2003 we have drawn $290,000 of the $650,000 credit line.

We have not generated any revenue from operations since our inception, and we have not been profitable since our inception. Although we believe that we may recognize revenues during the next twelve months based on expressions of interest from third parties, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues. Our technologies have never been utilized on a large-scale commercial basis. We cannot guarantee that customers will pay six to eight dollars per gallon for our GHR services when, or if, our technology is ready for commercialization. We also cannot guarantee our per-gallon costs and expected profit margins until our commercial prototype processing unit is fully tested.


We expect that we will continue to generate losses until at least such time as we can commercialize our technologies. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business. Certain nuclear technologies we are developing may be regulated now or in the future by the United States Government and may subject to regulatory requirements or export restrictions.

The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders. No assurance can be given that the Company's technologies will be commercially successful.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "intends", "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward- looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, technical difficulties commercializing any projects, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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
                                December 31, 2002

                                TABLE OF CONTENTS





                                                                            PAGE

Independent Auditors' Report                                                  13

Balance Sheets                                                                14

Statements of Operations                                                      15

Statements of Changes in Stockholders' Equity                                 16

Statements of Cash Flows                                                      17

Footnotes                                                                     18

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



                                            Year ended                                   Year ended
                                         December 31, 2002                            December 31, 2001
                                  ------------------------------------  ------------------------------------
                                                      Weighted Average                      Weighted Average
                                       Shares         Exercise Price         Shares         Exercise Price
                                  -----------------  -----------------  -----------------  -----------------
Outstanding at
beginning of
period                                          --                 --                 --                 --
  Granted                                    120,000  $            1.00            120,000  $            1.00
  Exercised                                     --                 --                 --                 --
  Lapsed or
  cancelled                                     --                 --                 --                 --
                                   -----------------  -----------------  -----------------  -----------------
Outstanding at end
of period                                    120,000  $            1.00            120,000  $            1.00
                                   =================  =================  =================  =================

Options exercisable
at end of period
                                             120,000               --              120,000               --

Options available
for future grant                                --                 --                 --                 --

Weighted average
minimum fair value
of options granted
during the period                               --                 --                 --                 --



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

(a)  Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name                       Age              Position(s)

John Dempsey               61     President, CEO, Chairman-Board Directors

Patrick Herda              33     V.P. Secretary, CFO Treasurer, Member Board of
                                  Directors

John Powers, Ph.D.         68     Board of Directors

Adrian Joseph, Ph.D        50     Vice President, Member Board of Directors

Qi Ao, Ph.D                44     Vice President


John Dempsey, President, CEO, Chairman of Board of Directors

John Dempsey, 61, is responsible for general operations involving the Company's continuing development of the its GHR technology, photonuclear transmutation reactor technology, the and any other future applications of new or derivative technologies.

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

Patrick Herda, Assistant Secretary, Vice President, Member Board of Directors

Patrick Herda serves as Assistant Secretary and Vice President of Business Development. He is responsible for creating and managing strategic alliances with government and industrial partners, as well as identifying and developing new business opportunities for the company.

Herda provides Nuclear Solutions, Inc. with a portfolio of skills that blends business experience with scientific aptitude developed in the course of working with technically oriented companies over the last ten years. Herda's business background includes operations management, strategic planning, marketing and communications, business development, and fiscal planning. His background consists of a broad business, scientific and technical aptitude that includes nuclear science, management of R&D, industrial process control systems.

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

Mr. Herda attended Drexel University in Philadelphia, PA, where he studied Commerce and Engineering, and Regis University in Denver, CO. where he studied business finance. Mr. Herda currently holds memberships in the American Nuclear Society, Institute of Nuclear Materials Management, and the International Association for Energy Economics.

John Powers,Ph.D, Member of Board of Directors

John R. Powers, 68, is the Chairman and CEO of Corporate Communication Resources Incorporated of Princeton, New Jersey. CCRI is an alliance of subject matter and process management experts created to address the emerging terrorist threat. These include senior executives who played significant roles in the development of the nation's contingency planning, continuity of operations, emergency preparedness, mobilization planning and infrastructure assurance programs.

From 1996 to 1998, Dr. Powers served as a Commissioner and the Executive Director of the President's Commission on Critical Infrastructure Protection (PCCIP). He managed the research, provided overall direction to the Commission's deliberations and led the formulation of the National Structures recommendations subsequently adopted by the President.

Dr. Powers joined the Federal Emergency Management Agency in 1983. From January 1993 to January 1995, he served as the Director of Region V in Chicago, Illinois, and had responsibility for the Federal response to the "Great Midwest Flood" in Minnesota, Wisconsin and Illinois. From January 1995 to July 1996, he organized the Alternative Dispute Resolution Program for the Agency. Earlier at FEMA, he headed the Office of Civil Preparedness and then the Office of Federal Preparedness.

From 1978 to 1983, Dr. Powers was with the Department of Energy. In 1978, as the Director of Research and Development Strategies, he served first as the Executive Director for the Interagency Review Group on Nuclear Waste management and prepared the report to President Jimmy Carter on that subject. During 1980-81, Dr. Powers served as Executive Director of the "Interim" Alternative Fuels Program and was responsible for the award of seven billion dollars to stimulate new alternative energy projects. He later served as the Director of Research and Technical Assessment in the Office of Energy Research.

During 1972 to 1978, Dr. Powers served as a consultant to the Department of Defense (DOD), Department of Energy (DOE), the Federal Energy Administration, and the Energy Research and Development Administration (ERDA). During this period, he conducted assessments of advanced weapons systems, prepared the ERDA Electric Utility Study and developed the National Coal Model.

In 1954, at the age of 19, he entered the U.S. Naval Flight Training program and upon completion was commissioned in the United States Marine Corps. After leaving active duty in 1958, he continued in the Marine Corps Reserve. As a reservist, he commanded an A4 squadron at Willow Grove, Pennsylvania, and later, in Washington, developed the concept and managed preparation of the Marine Corps Mobilization Management Plan and the DOD Master Mobilization Plan.

Dr. Powers holds a B.S. degree from Columbia University, a M. Div. degree from Princeton Theological Seminary, and a Ph.D. in physics from the University of Pennsylvania.

Adrian  Joseph,  Ph.D.,  Vice  President,  Special  Projects,  Member  Board  of
Directors

Dr. Joseph, 50, is a Nuclear Physicist and the inventor of numerous patented nuclear and chemical technologies. He is highly regarded in the field of nuclear radiation shielding and encapsulation, and he was a consultant on the Chernobyl investigation team. Dr. Joseph has considerable experience advancing new technologies from concept to commercialization in both the private as well as public business sectors. He is a frequent contributor at various national and international forums.

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

Qi Ao- Vice President

Mr. Ao holds a Ph.D. degree in Nuclear Engineering from North Carolina State University, Raleigh, North Carolina, a M.E. in Nuclear Science and Engineering from Chengdu Institute of Technology, Chengdu, Sichuan, China and a B.E. in Applied Geophysics from the Chengdu Institute of Technology, Chengdu, Sichuan, China.

From 2002 to 2001 he was the principal research scientist for Thermo Gammametrics, San Diego, California. His duties included developing design, analysis and application software for advanced real-time and on-line Prompt Gamma-ray Neutron Activation Analyzers.

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

Mr. Ao is presently a consultant to the MCNPX beta test team for Los Alamos National Laboratory in Los Alamos, New Mexico.


(b)  Identify Significant Employees.

(c)  Family Relationships. None known.

(d) Involvement in Certain Legal Proceedings. None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

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

     We received no reports covering purchase and sale transactions in our common stock during 2002, and we believe that each person who, at any time during 2002, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2002, except as follows. Three of our directors, Dempsey, Powers, Joseph have not filed Forms 3 or 5.

CODE OF ETHICAL CONDUCT.

     On March 20, 2003, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

     We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

     Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

o    Honest and ethical  conduct,  including  the ethical  handling of actual or
     apparent   conflicts  of  interest   between   personal  and   professional
     relationships;

o Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

o    Compliance with applicable governmental laws, rules and regulations,

o    The  prompt  internal   reporting  to  an  appropriate  person  or  persons
     identified in the code of violations of our Code of Ethical Conduct; and

o    Accountability for adherence to the Code.


Item 10. Executive Compensation.

The following table sets forth the compensation of the executive officers for the year ended December 31, 2002.

Summary Compensation Table

                                 Annual Compensation   Long-term Compensation
                                 -------------------   -------------------------

                     Fiscal         Salary/            Stock
Name                 Year           Fees      Bonus    Awards (#)   Options(#)
------------------------------------------------------------------------------

Paul Brown(1)        2002        $142,667(1)   -0-      -0-           -0-
Qi Ao(2)             2002        $175,000(2)   -0-      -0-           -0-(2)
Patrick Herda(3)     2002        $150,000(3)   -0-      -0-        -1,750,000-
Jackie Brown(4)      2002          -0-(4)      -0-      -0-           -0-
John Dempsey(5)      2002        $120,000(5)   -0-      -0-        -1,000,000-
Adrian Joseph(6)     2002        $144,000(6)   -0-   -1,000,000-      -0-

(1) On August 8, 2001, the Company entered into an Employment Agreement with Paul M. Brown (deceased), its former president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667 and at the discretion of his estate, will be paid back either in cash or common stock at a price of $1 per share.

(2) On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development. The company will pay Dr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Dr. Ao has to choose either 170,000 shares of the Company's common stock or the option to purchase 200,000 shares of the Company's common stock at $0.05 per share exercisable over three years. As of December 31, 2002, the Company had paid Dr. Ao $99,520 as salary with the unpaid balance accruing as a corporate obligation.

(3) On September 13, 2001, the Company hired Patrick Herda as the Vice President of business development. The company will pay Mr. Herda an annual base salary of $150,000. As of December 31, 2002, Mr. Herda was paid $33,800 of his salary and the unpaid balance is accruing as a corporate obligation. For the year ended December 31, 2002, the amount accrued was $164,475 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

(4)  Jackie Brown, former corporate secretary resigned in June of 2002.

(5) John Dempsey, the president, has an annual base salary of $120,000. During the year ended December 31, 2002, Mr. Dempsey was paid $59,147 of his salary and the unpaid balance is accruing as a corporate obligation.

(6) On February 1, 2002, the Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. During the year ended December 31, 2002, Mr. Joseph was paid $35,190 of his salary and the unpaid balance is accruing as a corporate obligation. In addition, on October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. As of December 31, 2002, these shares have not been issued are included in accrued executive compensation.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2002.

     Table 1 lists the persons who are known to the Company to be the owners of more than five percent of our common shares.

(a) Beneficial Ownership of more than 5% based on 22,489,250 common shares. This number of shares (1)

Beneficial Ownership of 5%.

Table 1.

    (1)                      (2)                   (3)                 (4)
Title of Class         Name and Address     Amount and Nature   Percent of Class
Common Stock

Paul M. Brown Estate   1530 E. Commercial       1,903,305               8.5
                       Blvd., Meridian, ID

Barbato Capital Inv.   6101 Ventnor Ave.        1,700,000               7.6
                       Ventnor, NJ 08406

Total                                           3,603,305              16.1%

(a)

Security Ownership of Management. Based on 22,489,250 shares as set forth in (a) above as of December 31, 2002.

         Table 2.

         (1)                 (2)                     (3)               (4)
Title of Class         Name and Address      Amount and Nature  Percent of Class
Common Stock

John Dempsey           1050 Connecticut Ave NW      -0-
                       Suite 1000
                       Washington, DC 20036

Patrick Herda          1050 Connecticut Ave NW    1,000,000             4.3%
                       Suite 1000
                       Washington, DC 20036

John Powers            1050 Connecticut Ave NW       -0-
                       Suite 1000
                       Washington, DC 20036

Adrian Joseph          1050 Connecticut Ave NW       -0-(1)
                       Suite 1000
                       Washington, DC 20036

Qi Ao                  1050 Connecticut Ave NW       -0-
                       Suite 1000
                       Washington, DC 20036

(1) On October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at $50,000. As of April 15, 2003, these shares have not been issued are included in accrued executive compensation.

(c)  Changes in Control. None.

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

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company's code of ethics will govern the resolutions of such conflicts.

(b)  Certain Business Relationships.

Except as set forth in (a) above, and to the knowledge of management, or as previously filed in the Company's periodic reports, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(c)  Indebtedness of Management.

No member of the Company's management is or has been indebted to the Company since the beginning of its last fiscal year.

(d) Transactions with Promoters.

Except as set forth in (a) above, to the Company's best knowledge, promoters have not received, directly or indirectly, anything of value from the Company, nor are they entitled to receive anything of value from the Company.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits

     *3.1 Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001


     *3.2      Articles of Incorporation of Stock Watch Man, Inc.

     *3.3      Bylaws of Stock Watch Man, Inc.

     20.1      Code of Ethical Conduct

     23        Consent of Independent Certifying Accountant

     99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

     99.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

     99.3 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

     99.4 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

* Previously filed.

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K for the fourth quarter ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)  Changes in Internal Control.

     Subsequent  to the date of such  evaluation  as described  in  subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

SARBANES-OXLEY ACT

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

     The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The SOA addresses, among other matters:

     o    audit committees;

     o certification of financial statements by the chief executive officer and the chief financial officer;

     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial
          publication   of  any   financial   statements   that  later   require
          restatement;

     o a prohibition on the sale of Company common stock by directors and executive officers during pension plan black out periods;

     o    disclosure of off-balance sheet transactions;

     o a prohibition on certain personal loans to directors and officers; $ expedited filing requirements for Form 4s;

     o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     o "real time" filing of periodic reports; $ the formation of a public accounting oversight board;

     o    auditor independence; and

     o various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of adopting rules to implement various provisions of the SOA.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2003


Nuclear Solutions, Inc.




By: /s/ John Demspey                      By: /s/ Patrick Herda
    ------------------------                  ----------------------------------
        John Demspey                              Patrick Herda
        Title:President, CEO                      Title:V.P, Treasurer,Sec., CFO



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                     April 14, 2003
By:     /s/ John Dempsey
        ----------------------------
            John Dempsey
Title:      President, CEO, Director



                                                     April 14, 2003
By:     /s/ Patrick Herda
        ----------------------------
            Patrick Herda
Title:      V.P., Sec., CFO



                                                     April 14, 2003
By:     /s/ Adrian Joseph
        ----------------------------
            Adrian Joseph
Title:      Director


Exhibits

                                 EXHIBIT INDEX

     *3.1 Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001


     *3.2      Articles of Incorporation of Stock Watch Man, Inc.

     *3.3      Bylaws of Stock Watch Man, Inc.

     20.1      Code of Ethical Conduct

     23        Consent of Independent Certifying Accountant

     99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

     99.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

     99.3 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

     99.4 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

* Previously filed.

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K for the fourth quarter ending December 31, 2002.