Form 10KSB/A
period 2002-12-31
NUCLEAR SOLUTIONS INC
filed 2003-04-16
CIK 1116112

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

(b)  Business of the Issuer.

Nuclear Solutions, Inc. is engaged in the research, development and commercialization of innovative nuclear technologies. The major objective of the company is to identify, screen, and develop selected technologies to the point that they may be either licensed, joint-ventured, sold to an industrial partner, or otherwise commercialized. As part of day-to-day operations, the company evaluates many technologies and manages its projects in the development phase.


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