Form 10KSB/A
period 2002-12-31
NUCLEAR SOLUTIONS INC
filed 2003-04-22
CIK 1116112

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $0 for the year ended December 31, 2002.
                                     ---

This report contains a total of 46 pages. The Exhibit Index appears on page 46.

As of December 31, 2002, there were 22,489,250 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $12,893,550 based on the low bid price December 31, 2002 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2002, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                            Nuclear Solutions, Inc.
                                  FORM 10-KSB
                               December 31, 2002


Page
PART I.......................................................................  3

ITEM 1.  Business............................................................  4
ITEM 2.  Properties..........................................................  5
ITEM 3.  Legal Proceedings...................................................  5
ITEM 4.  Submission of Matters to vote of Security Holders...................  5

PART II......................................................................  5

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  5
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  6
ITEM 7.  Financial Statements................................................ 12
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................ 32

PART III..................................................................... 32

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........ 32
ITEM 10.  Executive Compensation............................................. 32
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..... 39
ITEM 12.  Certain Relationships and Related Transactions..................... 40

PART IV...................................................................... 42

ITEM 13.  Exhibits and Reports on Form 8-K................................... 42
ITEM 14. Controls and Procedures............................................. 43
SIGNATURES................................................................... 44
EXHIBIT INDEX................................................................ 46

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

The company intends to evaluate technologies in the following areas:

Nuclear Waste Remediation:Nuclear Wastewater Remediation Technology (GHR), Photonuclear Reactor System for Waste Transmutation

Nuclear Energy  Generation:Nuclear  Micropower  Generation for defense,aerospace
and  nanotechnology   applications,   Photonuclear  Reactor  System  for  energy
generation

Nuclear Security and Defense Applications: Nuclear Materials Detection and Localization, Micropower Generation for Embedded Sensors, High Intensity Gamma Laser systems


The company's plan of operation for the next twelve months is to continue to identify, evaluate, research, screen, and develop innovative nuclear technologies. Some of the technologies we evaluate originate through our own efforts and others are acquired from outside researchers and institutions. Management favors assigning most of the company resources towards technologies which have the potential for revenue generation in three years or fewer. From time-to-time, in the interest of diversity, the company will evaluate certain non-nuclear technologies that relate to its main areas of interest.

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

We plan to commercialize GHR technology during the first quarter of 2004. Our business model is to provide a remediation service via partnerships with established waste management companies. We began marketing efforts in 2002 and have received interest from potential customers and partners. Presently we have no formal contracts or agreemnts regarding these expressions of interest.

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
                                December 31, 2002

                                TABLE OF CONTENTS





                                                                            PAGE

Independent Auditors' Report                                                  13

Balance Sheets                                                                15

Statements of Operations                                                      16

Statements of Changes in Stockholders' Equity                                 17

Statements of Cash Flows                                                      18

Footnotes                                                                     19


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
                                                                ===========    ===========


                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Operations


                                                             For the years ended      February 27, 1997
                                                                 December 31,           (inception) to
                                                         ----------------------------    December 31,
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
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========



                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows


                                                             For the years ended          February 27, 1997
                                                               December 31,                (inception) to
                                                            ----------------------------    December 31,
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

>From 1995 to 1997, Herda provided business and technical consulting services to various companies in the fields of aerospace product development, marketing, management, organizational development, industrial engineering and process control, and E-business.

>From 1993 to 1995, Herda served as Vice President for Butler Audio, a Start-Up design and manufacturing firm for consumer electronics products. Where he successfully managed new product introduction, manufacturing, and strategic planning.

>From 1990 to 1993, Herda worked on various engineering projects that included design and prototyping of emergency/rescue systems for the U.S. Navy as well as fiscal management and reliability engineering for a component of the National Transportation System.

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

>From 1996 to 1998, Dr. Powers served as a Commissioner and the Executive Director of the President's Commission on Critical Infrastructure Protection (PCCIP). He managed the research, provided overall direction to the Commission's deliberations and led the formulation of the National Structures recommendations subsequently adopted by the President.

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

>From 1978 to 1983, Dr. Powers was with the Department of Energy. In 1978, as the Director of Research and Development Strategies, he served first as the Executive Director for the Interagency Review Group on Nuclear Waste management and prepared the report to President Jimmy Carter on that subject. During 1980-81, Dr. Powers served as Executive Director of the "Interim" Alternative Fuels Program and was responsible for the award of seven billion dollars to stimulate new alternative energy projects. He later served as the Director of Research and Technical Assessment in the Office of Energy Research.

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

>From May 1998 to April 2001 He was the President and CEO of Nurecsell, Inc. a company founded on a proprietary high performance polymer based radiation shielding material invented by Dr. Joseph. From April 1997 to Present Dr. Joseph has served as the Chairman of Tresis International, which specializes in titanium ore refining technologies.

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

>From 2002 to 2001 he was the principal research scientist for Thermo Gammametrics, San Diego, California. His duties included developing design, analysis and application software for advanced real-time and on-line Prompt Gamma-ray Neutron Activation Analyzers.

>From 1998 to 2000 he was a principal scientist for Analyser Systems, Inc. of Escondido, California. His duties included nuclear simulation tasks for system design and analysis.

>From 1997 to 1998 he was a research associate with the Department of Radiology, Duke University Medical Center, Durham, North Carolina. His duties included the development of Monte Carlo codes for optimal design of new Single Photon Emission Computed Tomography tools for physician-scientists analysis.

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