Form 10QSB
period 2003-03-31
NUCLEAR SOLUTIONS INC
filed 2003-05-19
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                                  For the quarterly period ending March 31, 2003


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                                      For the transition period from      to
                                                                    -----  -----

Commission file number  000-31959
                        ---------


                             NUCLEAR SOLUTIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                         88-0433815
-------------------------------                 -------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



          1050 Connecticut Ave., N.W. Ste.1000, Washington,D.C.    20036
        -------------------------------------------------------   --------
          (Address of principal executive offices)               (Zip Code)



Issuer's telephone number,(   202     )     772       -         3133
                           -----------  -------------   ----------------------

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

     Applicable on to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of March 31, 2003: 22,489,250

     Transitional Small Bus-iness Disclosure Format
      (Check One)
       Yes     No X
           ---   ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................
          Independent Accountants Review Letter................
          Balance Sheet (unaudited)............................
          Statements of Operations (unaudited).................
          Statements of Cash Flows (unaudited).................
          Notes to Financial Statements........................

Item 2.  Management's Discussion and Analysis or Plan
           of Operation........................................

Item 3.  Controls and Procedures...............................


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................

Item 2.   Changes in Securities and Use of Proceeds............

Item 3.   Defaults upon Senior Securities......................

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................

Item 5.   Other Information.....................................

Item 6.   Exhibits and Reports on Form 8-K......................

Signatures......................................................

                             NUCLEAR SOLUTIONS, INC.
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2003, follow.

                             Nuclear Solutions, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                                 March 31, 2003

                                       and

                            Statements of Operations
                           for the Three Months Ending
                            March 31, 2003 and 2002,
                                       and
                                 for the Period
                 February 27, 1997 (Inception) to March 31, 2003

                                       and

                                   Cash Flows
                           for the Three Months Ending
                            March 31, 2003 and 2002,
                                       and
                                 for the Period
                 February 27, 1997 (Inception) to March 31, 2003

                                TABLE OF CONTENTS
                                -----------------





                                                                            Page
                                                                            ----

Independent Accountants' Review Report                                        1

Balance Sheet                                                                 2

Statements of Operations                                                      3

Statements of Cash Flows                                                      4

Footnotes                                                                     5

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


Board of Directors
Nuclear Solutions, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Nuclear Solutions, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period February 27, 1997 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period February 27, 1997 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Nuclear Solutions, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 14, 2003, we expressed an unqualified opinion on those financial statements.



May 16, 2003

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                 Balance Sheets
                                   (unaudited)


                                                                     March 31,
                                                                       2002
                                                                    -----------
Assets

Current assets:
    Cash and equivalents                                            $    31,298
    Prepaid consulting fees                                              12,500
                                                                    -----------
      Total current assets                                               43,798
                                                                    -----------

Fixed assets, net                                                        17,056

Acquired technology, net                                                 60,900

Security deposit                                                          8,326

                                                                    -----------
                                                                    $   130,080
                                                                    ===========

Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
    Accounts payable                                                $    57,089
    Accrued expenses                                                    335,900
    Accrued executive compensation                                    1,126,004
    Contingent liabilities                                               13,127
                                                                    -----------
      Total current liabilities                                       1,532,120
                                                                    -----------

Long-term liabilities:
    Convertible debt                                                    485,000
    Convertible debt - related party                                     60,500
    Accrued interest                                                     42,250
    Accrued interest - related party                                      4,387
    Line of credit                                                      260,000
                                                                    -----------
      Total long-term liabilities                                       852,137

                                                                    -----------
                                                                      2,384,257
                                                                    -----------


Stockholder's equity (deficit):

    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                         --
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 22,489,250 shares issued and oputstanding               2,249
    Additional paid-in capital                                        2,015,029
    Deferred compensation                                              (470,053)
    Prior period adjustment                                              61,000
    (Deficit) accumulated during development stage                   (3,862,402)
                                                                    -----------
                                                                     (2,254,177)
                                                                    -----------

                                                                    $   130,080
                                                                    ===========

  The accompanying notes are an intergral part of these financial statements.


                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                                   Three Months Ending
                                                                        March 31,                  February 27, 1997
                                                         --------------------------------------      (Inception) to
                                                               2003                 2002             March 31, 2003
                                                         -----------------    -----------------    -----------------

Revenue                                                  $            --      $            --      $            --
                                                         -----------------    -----------------    -----------------

Expenses:
   Depreciation and amortization                                     4,959                5,041              115,452
   Consulting fees                                                 233,465              207,134            1,567,576
   Legal fees                                                        4,167               50,000              110,707
   Executive compensation - related party                          172,072              204,925            1,578,010
   General and administrative expenses                              48,272              152,702              429,508
                                                         -----------------    -----------------    -----------------
     Total expenses                                                462,935              619,802            3,801,253
                                                         -----------------    -----------------    -----------------

Other (expense):
   Interest (expense)                                              (12,125)                --                (42,250)
   Interest (expense) - related party                               (1,012)                (558)              (3,903)
   (Loss) due to write down of fixed assets                           --                   --                (14,996)
                                                         -----------------    -----------------    -----------------
     Total other (expense)                                         (13,137)                (558)             (61,149)
                                                         -----------------    -----------------    -----------------

Net (loss)                                               $        (476,072)   $        (620,360)   $      (3,862,402)
                                                         =================    =================    =================

Weighted average number of
   common shares outstanding - basic and fully diluted          22,489,250           21,072,100
                                                         =================    =================

Net (loss) per share - basic & fully diluted             $           (0.02)   $           (0.03)
                                                         =================    =================






  The accompanying notes are an intergral part of these financial statements.


                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                  Three Months Ending
                                                                        March 31,                   February 27, 1997
                                                          --------------------------------------     (Inception) to
                                                                2003                  2002           March 31, 2003
                                                          -----------------    -----------------    -----------------
Cash flows from operating activities
Net (loss)                                                $        (476,072)   $        (620,360)   $      (3,862,402)
Depreciation and amortization                                         4,959                5,041              115,452
Shares issued for consulting services                                  --                   --              1,480,903
Shares issued for prepaid consulting services                          --                   --                200,000
Shares issued for legal fees                                           --                   --                100,000
(Loss) due to write down of fixed assets                               --                   --                 14,996
Prior period adjustment                                                --                   --                 61,000
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
     (Increase) in security deposit                                    --                   --                 (8,326)
     (Increase) decrease in prepaid consulting services              11,250               22,500              (12,500)
     Increase in checks written in excess of cash                      --                    502                 --
     Increase (decrease) in accounts payable                          4,773              (16,180)              57,089
     Increase in accrued expenses                                   131,587              615,786              335,900
     (Decrease) in accrued payroll                                     --                (26,568)                --
     Increase in accrued executive compensation                     117,719               64,550            1,126,004
     Increase in contingent liabilties                                 --                   --                 13,127
                                                          -----------------    -----------------    -----------------
Net cash provided (used) by operating activities                   (205,784)              45,271             (378,757)
                                                          -----------------    -----------------    -----------------

Cash flows from investing activities
   Purchase of fixed assets                                          (7,596)             (15,720)             (36,957)
                                                          -----------------    -----------------    -----------------
Net cash (used) by investing activities                              (7,596)             (15,720)             (36,957)
                                                          -----------------    -----------------    -----------------

Cash flows from financing activities
   Convertible debt                                                    --                275,000              485,000
   Convertible debt - related party                                  (1,500)             (10,000)              60,500
   Increase in accrued interest                                      12,125                 --                 42,250
   Increase in accrued interest - related party                       1,012                  558                4,387
   Increase in line of credit                                       140,000                 --                260,000
   Issuance of common stock                                            --                   --                 44,828
   Donated capital                                                     --                   --                 20,100
   Decrease (increase) in deferred compensation                      77,631             (297,237)            (470,053)
                                                          -----------------    -----------------    -----------------
Net cash provided (used) by financing activities                    229,268              (31,679)             447,012
                                                          -----------------    -----------------    -----------------

Net increase (decrease) in cash                                      15,888               (2,128)              31,298
Cash - beginning                                                     15,410                2,128                 --
                                                          -----------------    -----------------    -----------------
Cash - ending                                             $          31,298    $            --      $          31,298
                                                          =================    =================    =================

Supplemental disclosures:
   Interest paid                                          $            --      $            --      $            --
                                                          =================    =================    =================
   Income taxes paid                                      $            --      $            --      $            --
                                                          =================    =================    =================

Non-cash transactions:
   Number of shares issued for consulting services                     --                   --              3,289,250
                                                          =================    =================    =================
   Number of shares issued for legal fees                              --                   --                400,000
                                                          =================    =================    =================
   Number of shares issued to acquire technology                       --                   --             17,872,500
                                                          =================    =================    =================

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,862,402 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Prepaid consulting fees

On February 28, 2002, the Company entered into a consulting agreement with Los Alamos for a period of one year and paid Los Alamos a total of $30,000. During the three months ended March 31, 2003, the company expensed $5,000 and the balance in prepaid consulting fees totaled $0.

On October 8, 2002, the Company executed a consulting agreement with Diversified Global Holdings, LLC for a period of 12 months. As part of the agreement, the Company prepaid fees totaling $25,000. During the three months ended March 31, 2003, the company expensed $6,250 and the balance in prepaid consulting fees total $12,500.

Note 4 - Fixed assets

The Company purchased fixed assets in the amount of $7,596 during the three-month period ended March 31, 2003. Depreciation expense totaled $607 for the three-month period ended March 31, 2003.

Note 5 - Acquired technology

As of March 31, 2002, the Company had licensed technology designed to render nuclear waste products environmentally harmless for a stated value of $87,000. Amortization expense totaled $4,350 for the three-month period ended March 31, 2003.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes


Note 6 - Accrued expenses

During the three month period ended March 31, 2003, the Company paid a total of $13,943 to an individual who is a shareholder of the Company for accrued expenses.

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

On March 20, 2003, the Company agreed to issue 30,000 shares of its $0.0001 par value common stock to an individual.

As of March 31, 2003, the Company has authorized a total of 675,800 shares of its $0.0001 par value common stock, but has not issued the stock. The Company plans to issue the common stock valued at $220,530 to the above individuals and entities in the near future.

Note 7 - Accrued executive compensation

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. As of March 31, 2003, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

The Company had an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the three-month period ended March 31, 2003, the wages expensed was $43,750 and the amount paid in cash was $13,510. As of March 31, 2003, the balance of accrued executive compensation was $155,720.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the three-month period ended March 31, 2003, the wages expensed was $37,500 and the amount paid in cash was $3,450. As of March 31, 2003, the balance of accrued executive compensation was $198,525 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the three-month period ended March 31, 2003, the amount accrued was $378,000 to be paid back with common stock.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the three-month period ended March 31, 2003, the wages expensed was $36,000 and the amount paid in cash was $5,850. As of March 31, 2003, the balance of accrued executive compensation was $126,960 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share. In addition, on October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. As of March 31, 2003, these shares have not been issued are included in accrued executive compensation.

On January 23, 2002, the Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the three-month period ended March 31, 2003, the wages expensed was $30,000 and the amount paid in cash was $6,721. As of March 31, 2003, the amount accrued was $74,132 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Note 8 - Contingent liabilities

As of March 31, 2003, the Company has accrued a total of $13,127 as contingent liabilities as related to expenses of the former president of the Company, Mr. Paul Brown. The Company is currently negotiating with several entities to reduce or eliminate this part of all of the accrued contingent liabilities.

Note 9 - Convertible debt

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

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

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

As of March 31, 2003, the total amount due is $485,000 in principal and $42,250 in accrued interest.

Note 10 - Convertible debt - related party

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of March 31, 2003, the amount due is $4,000 in principal and $1,700 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of March 31, 2003, the amount due is $15,000 in principal and $2,000 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

In July 2002, the Company executed two promissory notes with Patrick Herda, vice president of business development, totaling $23,000. The notes bear an interest rate of 10% per annum and are due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the three month period ended March 31, 2003, the Company paid $1,500. As of March 31, 2003, the total amount due is $21,500 in principal and $1,725 in accrued interest.

As of March 31, 2003, the total amount due is $60,500 in principal and $4,387 in accrued interest.

Note 11 - Line of credit

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated. As of March 31, 2003, the Company has received a total of $260,000.

Note 12 - Stock options

The Company has reserved for issuance an aggregate of 120,000 shares of common stock to six members of the Company's Executive Advisory Board for a period of one year at an exercise price of $1 per share.

                          Three Months ended           Three Months ended
                            March 31, 2003               March 31, 2002
                    -----------------------------  ----------------------------
                                 Weighted Average              Weighted Average
                          Shares  Exercise Price       Shares   Exercise Price
                    -----------------------------  ----------------------------

Outstanding at
beginning of period          --            --               --            --
  Granted                 120,000   $      1.00          120,000   $      1.00
  Exercised                  --            --               --            --
  Lapsed or
  cancelled                  --            --               --            --
                      -----------   -----------      -----------   -----------
Outstanding at end
of period                 120,000   $      1.00          120,000   $      1.00
                      ===========   ===========      ===========   ===========

Options exercisable
at end of period
                                                         120,000       120,000

Options available
for future grant             --                             --

Weighted average
minimum fair value
of options granted
during the period            --                             --




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

                                       Three Months ended    Three Months ended
                                         March 31, 2003        March 31, 2002
                                       ------------------    ------------------
Net loss available
To common stockholders:

          As reported                  $         (476,072)   $         (620,360)
                                       ==================    ==================

          Pro Forma                    $         (596,072)   $         (740,360)
                                       ==================    ==================


The weighted average minimum fair value of options granted during the three years in the three-month period ended March 31, 2003, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The  following  table  presents  summarized   information  about  stock  options
outstanding as of March 31, 2003.


                                 Options Outstanding                          Options Exercisable
                   -------------------------------------------------    --------------------------------
                                       Weighted
                                       Average                                              Weighted
   Exercise            Number         Remaining        Weighted              Number          Average
    Prices         Outstanding at    Contractual        Average          Outstanding at     Exercise
                       3/31/03           Life       Exercise Price          3/31/02           Price
---------------    -------------------------------------------------------------------------------------

    $1.00              120,000          1 year           $1.00              120,000           $1.00
    =====              =======          ======           =====              =======           =====

Note 13 - Related party transactions

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

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, a company in the amount of $14,000. As of March 31, 2003, the balance owed is $4,000.

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

In July 2002, the Company executed two promissory notes with Patrick Herda, vice president of business development, totaling $23,000.

As of March 31, 2003, the Company had a total of $115,370 in accrued expenses due to the officers and directors of the Company for various expenses paid for on behalf of the Company.

Note 14 - Commitments

On September 11, 2001, the Company executed a License Agreement with Global Atomics Licensing, Ltd. (GALL), a company controlled by Paul M. Brown, the Company's former president. This agreement allows the Company to license technology from GALL in exchange for royalties of 1.25% of gross revenue derived with the use of the technology and 15% of gross license revenue for any master license agreements signed with other entities. As of March 31, 2003, no royalties are due to GALL and no commissions are due from GALL.

On October 25, 2001, the Company executed a Consulting Agreement with Washington Nuclear for a term of six months with a monthly payment of $3,750 plus a $50 administrative fee. As of March 31, 2003, no payments have been made to Washington Nuclear and the amounts due have been properly reflected in the balance sheet in accounts payable.

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

On June 1, 2002, the Company began a month-to-month lease agreement for office space. The base monthly rent is $1,800 plus additional fees for occupying the office space such as utilities, telephone, copies, postage, etc). On September 30, 2002, the Company signed a one year lease agreement for monthly rent totaling $2,800. The future minimum lease payments for 2003 are $22,400. During the three month period ended March 31, 2003, the Company had rent expense of $12,058.

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

         Plan of Operation
         -----------------
Introduction

Nuclear Solutions, Inc. is a development stage nuclear technology company engaged in research and development, organizational efforts, raising capital, and commercialization of theoretical, commercially unproven and development stage technologies.

The company intends to evaluate technologies in the following areas:

Nuclear   Waste    Remediation:Nuclear    Wastewater    Remediation   Technology
(GHR),Photonuclear Reactor System for Waste Transmutation

Nuclear Energy  Generation:Nuclear  Micropower  Generation for defense,aerospace
and  nanotechnology   applications,   Photonuclear  Reactor  System  for  energy
generation

Nuclear Security and Defense Applications: Nuclear Materials Detection and Localization, Micropower Generation for Embedded Sensors, High Intensity Gamma Laser systems

The company's plan of operation for the next twelve months is to continue to identify, evaluate, research, screen, and develop innovative nuclear technologies. Some of the technologies we evaluate originate through our own efforts and others are acquired from outside researchers and institutions. Management favors assigning most of the company resources towards technologies which have the potential for revenue generation in three years or fewer. From time-to-time, in the interest of diversity, the company will evaluate certain non-nuclear technologies that relate to its main areas of interest.The criteria used in the selection of technologies is based on evaluating the commercial potential of a technological idea and assessing the additional research and development investment required to bring it to a point where it may be commercially exploited within three years(near-term commercialization).

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

Item 3.  Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures.

      Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.           Changes in Securities.

      Recent Sales of Unregistered Securities

      During the first quarter of 2003, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

On February 11, 2003, the Company entered into a six month contract with Bentz Communications to provide marketing services in exchange for 16,800 shares of the Company's common stock valued at $6,300.

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

      99.1  Chief  Executive   Officer-Section  302  Certification  pursuant  to
            Sarbane-Oxley Act.

      99.2  Chief  Financial  Officer-  Section  302  Certification  pursuant to
            Sarbane-Oxley   Act.

      99.3  Chief  Executive   Officer-Section  906  Certification  pursuant  to
            Sarbane-Oxley Act.


      99.4 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

      (b)   Reports on Form 8-K.

      There were no reports on Form 8-K for the first quarter ending March 31, 2003.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003


NUCLEAR SOLUTIONS, INC.


/s/ John Dempsey                                          /s/ Patrick Herda
----------------------                                   ----------------------
By: John Dempsey                                          By: Patrick Herda
Title: President                                          Title: V.P.,Secretary