Form 10QSB
period 2003-06-30
NUCLEAR SOLUTIONS INC
filed 2003-08-14
CIK 1116112

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-QSB (Mark One) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ending June 30, 2003


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                               For the transition period from         to
                                                              -------   --------
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

     Applicable on to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of June 30, 2003: 24,103,250
                                    ----------

     Transitional Small Business Disclosure Format
     (Check One)
     Yes    No X
        ---   ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements................................................ 1
          Independent Accountants Review Letter...............................
          Balance Sheet (unaudited)........................................... 2
          Statements of Operations (unaudited)................................ 3
          Statements of Cash Flows (unaudited)................................ 4
          Notes to Financial Statements.....................................5-12

Item 2.  Management's Discussion and Analysis or Plan
           of Operation....................................................13-17

Item 3.  Controls and Procedures..............................................18


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................19

Item 2.   Changes in Securities and Use of Proceeds...........................19

Item 3.   Defaults upon Senior Securities.....................................20

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................20

Item 5.   Other Information...................................................20

Item 6.   Exhibits and Reports on Form 8-K....................................21

Signatures....................................................................22


NUCLEAR SOLUTIONS, INC.
FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended June 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended June 30, 2003, follow.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                      June 30,
                                                                        2003
                                                                    -----------
Assets

Current assets:
    Cash and equivalents                                            $    38,345
    Prepaid consulting fees                                               6,250
                                                                    -----------
      Total current assets                                               44,595
                                                                    -----------

Fixed assets, net                                                        19,841

Acquired technology, net                                                 56,550

Security deposit                                                          8,326

                                                                    -----------
                                                                    $   129,312
                                                                    ===========

Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
    Accounts payable                                                $    30,367
    Accrued expenses                                                    126,707
    Accrued executive compensation                                      824,204
    Contingent liabilities                                               13,065
                                                                    -----------
      Total current liabilities                                         994,343
                                                                    -----------

Long-term liabilities:
    Convertible debt                                                    485,000
    Convertible debt - related party                                     60,500
    Accrued interest                                                     54,375
    Accrued interest - related party                                      5,400
    Line of credit                                                      406,000
                                                                    -----------
      Total long-term liabilities                                     1,011,275

                                                                    -----------
                                                                      2,005,618
                                                                    -----------


Stockholder's equity (deficit):

    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                         --
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 24,103,250 shares issued and outstanding                2,410
    Additional paid-in capital                                        2,631,917
    Deferred compensation                                              (238,338)
    Prior period adjustment                                              61,000
    (Deficit) accumulated during development stage                   (4,333,295)
                                                                    -----------
                                                                     (1,876,306)
                                                                    -----------

                                                                    $   129,312
                                                                    ===========



                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                    Three Months Ending              Six Months Ending
                                                          June 30,                       June 30,           February 27, 1997
                                               ----------------------------    ----------------------------   (Inception) to
                                                     2003            2002            2003            2002     June 30, 2003
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $       --      $       --      $       --      $       --      $       --
                                               ------------    ------------    ------------    ------------    ------------

Expenses:
   Depreciation and amortization                      5,339           5,345          10,298          10,386         120,791
   Consulting fees                                  251,814         233,740         485,279         440,874       1,819,390
   Legal fees                                        15,770           1,600          19,937          51,600         126,477
   Executive compensation - related party           144,003         147,250         316,075         352,175       1,722,013
   General and administrative expenses               40,829          53,132          89,101         205,834         470,337
                                               ------------    ------------    ------------    ------------    ------------
    Total expenses                                  457,755         441,067         920,690       1,060,869       4,259,008
                                               ------------    ------------    ------------    ------------    ------------

Other (expense):
   Interest (expense)                               (12,125)           --           (24,250)           --           (54,375)
   Interest (expense) - related party                (1,013)         (9,992)         (2,025)        (10,550)         (4,916)
   (Loss) due to write down of fixed assets            --              --              --              --           (14,996)
                                               ------------    ------------    ------------    ------------    ------------
    Total other (expense)                           (13,138)         (9,992)        (26,275)        (10,550)        (74,287)
                                               ------------    ------------    ------------    ------------    ------------

Net (loss)                                     $   (470,893)   $   (451,059)   $   (946,965)   $ (1,071,419)   $ (4,333,295)
                                               ============    ============    ============    ============    ============

Weighted average number of
   common shares outstanding -                   22,771,382      21,079,250      22,631,095      21,075,695
   basic and fully dilluted                    ============    ============    ============    ============

Net (loss) per share - basic & fully diluted   $      (0.02)   $      (0.02)   $      (0.04)   $      (0.05)
                                               ============    ============    ============    ============



                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                                   Six Months Ending
                                                                      June 30,            February 27, 1997
                                                             ----------------------------  (Inception) to
                                                                   2003            2002     June 30, 2003
                                                             ------------    ------------   -------------
Cash flows from operating activities
Net (loss)                                                   $   (946,965)   $ (1,071,419)   $ (4,333,295)
Depreciation and amortization                                      10,298          10,386         120,791
Shares issued for consulting services                             592,050            --         2,072,953
Shares issued for prepaid consulting services                        --              --           200,000
Shares issued for legal fees                                       25,000            --           125,000
(Loss) due to write down of fixed assets                             --              --            14,996
Prior period adjustment                                              --              --            61,000
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
     (Increase) in security deposit                                  --            (3,480)         (8,326)
     (Increase) decrease in prepaid consulting services            17,500          80,000          (6,250)
     Increase in checks written in excess of cash                    --             2,364            --
     Increase (decrease) in accounts payable                      (21,949)         (4,488)         30,367
     Increase (decrease) in accrued expenses                      (77,606)        619,828         126,707
     (Decrease) in accrued payroll                                   --           (26,568)           --
     Increase (decrease) in accrued executive compensation       (184,081)        149,600         824,204
     Increase (decrease) in contingent liabilties                     (62)           --            13,065
                                                             ------------    ------------    ------------
Net cash provided (used) by operating activities                 (585,815)       (243,777)       (758,788)
                                                             ------------    ------------    ------------

Cash flows from investing activities
   Purchase of fixed assets                                       (11,371)        (18,536)        (40,732)
                                                             ------------    ------------    ------------
Net cash (used) by investing activities                           (11,371)        (18,536)        (40,732)
                                                             ------------    ------------    ------------

Cash flows from financing activities
   Convertible debt                                                  --           375,000         485,000
   Convertible debt - related party                                (1,500)         10,000          60,500
   Increase in accrued interest                                    24,250            --            54,375
   Increase in accrued interest - related party                     2,025          10,550           5,400
   Increase in line of credit                                     286,000            --           406,000
   Issuance of common stock                                          --              --            44,828
   Donated capital                                                   --              --            20,100
   Decrease (increase) in deferred compensation                   309,346        (120,997)       (238,338)
                                                             ------------    ------------    ------------
Net cash provided (used) by financing activities                  620,121         274,553         837,865
                                                             ------------    ------------    ------------

Net increase in cash                                               22,935          12,240          38,345
Cash - beginning                                                   15,410           2,128            --
                                                             ------------    ------------    ------------
Cash - ending                                                $     38,345    $     14,368    $     38,345
                                                             ============    ============    ============

Supplemental disclosures:
   Interest paid                                             $       --      $       --      $       --
                                                             ============    ============    ============
   Income taxes paid                                         $       --      $       --      $       --
                                                             ============    ============    ============

Non-cash transactions:
   Number of shares issued for consulting services              1,615,000            --         3,289,250
                                                             ============    ============    ============
   Number of shares issued for legal fees                         100,000            --           400,000
                                                             ============    ============    ============
   Number of shares issued to acquire technology                     --              --        17,872,500
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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $4,272,295 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Prepaid consulting fees

On February 28, 2002, the Company entered into a consulting agreement with Los Alamos for a period of one year and paid Los Alamos a total of $30,000. During the six months ended June 30, 2003, the company expensed $5,000 and the balance in prepaid consulting fees totaled $0.

On October 8, 2002, the Company executed a consulting agreement with Diversified Global Holdings, LLC for a period of 12 months. As part of the agreement, the Company prepaid fees totaling $25,000. During the six months ended June 30, 2003, the company expensed $12,500 and the balance in prepaid consulting fees total $6,250.

Note 4 - Fixed assets

The Company purchased fixed assets in the amount of $11,371 during the six-month period ended June 30, 2003. Depreciation expense totaled $1,598 for the six-month period ended June 30, 2003.

Note 5 - Acquired technology

As of March 31, 2002, the Company had licensed technology designed to render nuclear waste products environmentally harmless for a stated value of $87,000. Amortization expense totaled $8,700 for the six-month period ended June 30, 2003.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

Note 6 - Accrued expenses

During the six month period ended June 30, 2003, the Company paid a total of $13,943 to an individual who is a shareholder of the Company for accrued expenses. In addition, the Company paid a total of $3,745 to two individuals who are officers and directors of the Company for accrued expenses.

On January 13, 2003, the Company executed a consulting agreement with Patti Bylund for a period of six months. The Company will issue 50,000 shares of its $0.0001 par value common stock valued at the fair market value of the services of $19,500. On July 1, 2003, the Company terminated the contract and will pay Ms. Bylund a total of $3,037 in lieu of the 50,000 shares.

On January 20, 2003, the Company entered into an agreement with four individuals to design a website for the Company. The individuals are to receive a total of 12,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $4,500.

On January 24, 2003, the Company entered into an agreement with 62 Blue Productions, LLC to provide marketing in exchange for 2,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $1,180.

On February 11, 2003, the Company entered into a six month contract with Bentz Communications to provide marketing services in exchange for 16,800 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $6,300.

As of June 30, 2003, the Company has authorized a total of 30,800 shares of its $0.0001 par value common stock, but has not issued the stock. The Company plans to issue the common stock valued at $11,980 to the above individuals and entities in the near future.

Note 7 - Accrued executive compensation

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. As of June 30, 2003, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company had an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the six-month period ended June 30, 2003, the wages expensed was $87,500 and the amount paid in cash was $17,020. As of June 30, 2003, the balance of accrued executive compensation was $195,960.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the six-month period ended June 30, 2003, the wages expensed was $75,000 and the amount paid in cash was $11,900. As of June 30, 2003, the balance of accrued executive compensation was $227,575 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. During the six-month period ended June 30, 2003, the Company issued a total of 120,000 shares to these individuals.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the three-month period ended June 30, 2003, the wages expensed was $72,000 and the amount paid in cash was $9,939. As of June 30, 2003, the balance of accrued executive compensation was $158,871 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share. In addition, on October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. As of June 30, 2003, these shares have been issued are included in accrued executive compensation.

On January 23, 2002, the Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the three-month period ended June 30, 2003, the wages expensed was $30,000 and the amount paid in cash was $6,721. As of June 30, 2003, the amount accrued was $74,132 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Note 8 - Contingent liabilities

As of June 30, 2003, the Company has accrued a total of $13,065 as contingent liabilities as related to expenses of the former president of the Company, Mr. Paul Brown. The Company is currently negotiating with several entities to reduce or eliminate this part of all of the accrued contingent liabilities.

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

As of June 30, 2003, the total amount due is $485,000 in principal and $54,375 in accrued interest.

Note 10 - Convertible debt - related party

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of June 30, 2003, the amount due is $4,000 in principal and $1,700 in accrued interest.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of June 30, 2003, the amount due is $15,000 in principal and $2,000 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

In July 2002, the Company executed two promissory notes with Patrick Herda, vice president of business development, totaling $23,000. The notes bear an interest rate of 10% per annum and are due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the three month period ended June 30, 2003, the Company paid $1,500. As of June 30, 2003, the total amount due is $21,500 in principal and $1,725 in accrued interest.

As of June 30, 2003, the total amount due is $60,500 in principal and $5,400 in accrued interest.

Note 11 - Line of credit

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated. As of June 30, 2003, the Company has received a total of $406,000.

Note 12 - Stockholders' equity

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. On June 30, 2003, the Company issued a total of 120,000 shares to these individuals.

On October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. On June 30, 2003, the Company issued the 1,000,000 shares.

On December 19, 2002, the Company executed a consulting agreement with Liebling & Malamut, LLC whereby the Company owes a total of 250,000 shares of the Company's $0.0001 par value common stock for services valued at $75,000. On May 30, 2003, the Company issued the shares.

On February 1, 2003, the Company agreed to issue 50,000 shares to an individual for consulting services valued at $25,000. On May 13, 2003, the Company issued the shares.

On February 17, 2003, the Company entered into a one year agreement with an individual to perform consulting advisory services for the Company in exchange for 150,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $45,000. On May 13, 2003, the Company issued the shares.

On March 6, 2003, the Company entered into a six month agreement with Greg Wilson for legal services valued at $25,000 in exchange for 100,000 shares of the Company's $0.0001 par value common stock. On May 13, 2003, the Company issued the shares.

                                     Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

On March 20, 2003, the Company entered into a three week agreement with Corporate Growth Consultants, Inc. for consulting, advisory and report writing services valued at $4,950 in exchange for 15,000 shares of the Company's $0.0001 par value common stock. On May 13, 2003, the Company issued the shares.

On March 20, 2003, the Company agreed to issue 30,000 shares of its $0.0001 par value common stock to an individual. On May 13, 2003, the Company issued the shares.

Note 13 - Stock options

The Company has reserved for issuance an aggregate of 120,000 shares of common stock to six members of the Company's Executive Advisory Board for a period of one year at an exercise price of $1 per share.

                            Six Months ended                    Six Months ended
                              June 30, 2003                       June 30, 2002
                      -----------------------------      -----------------------------
                                   Weighted Average                   Weighted Average
                          Shares    Exercise Price           Shares    Exercise Price
                      -----------------------------      -----------------------------
Outstanding at
beginning of period          --                --                --                --
  Granted                 120,000       $      1.00           120,000       $      1.00
  Exercised                  --                --                --                --
  Lapsed or
  cancelled                  --                --                --                --
                      -----------       -----------       -----------       -----------
Outstanding at end
of period                 120,000       $      1.00           120,000       $      1.00
                      ===========       ===========       ===========       ===========
Options exercisable
at end of period          120,000                                               120,000

Options available
for future grant             --                --                --                --

Weighted average
minimum fair value
of options granted
during the period            --                --                --                --

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

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


                                Six Months ended              Six Months ended
                                 June 30, 2003                 June 30, 2002
                                ================              ================
     Net loss available
     To common stockholders:

     As reported                $       (946,965)             $     (1,071,419)
                                ================              ================

     Pro Forma                  $     (1,066,965)             $     (1,191,419)
                                ================              ================


The weighted average minimum fair value of options granted during the three years in the three-month period ended June 30, 2003, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The  following  table  presents  summarized   information  about  stock  options
outstanding as of June 30, 2003.


                                Options Outstanding                   Options Exercisable
                      ------------------------------------------- ---------------------------
                                       Weighted
                                        Average                                     Weighted
          Exercise         Number      Remaining     Weighted          Number        Average
           Prices     Outstanding at  Contractual     Average      Outstanding at   Exercise
                          6/30/03         Life     Exercise Price      6/30/02        Price
       -------------  -------------- ------------- -------------- --------------- ------------

       $        1.00         120,000        1 year $         1.00         120,000 $       1.00
       =============  ============== ============= ============== =============== ============

Note 14 - Related party transactions

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

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

On October 1, 2001, an officer, director and shareholder of the Company donated capital for cash in the amount of $100.

On October 1, 2001, the Company appointed Bry Behrmann as the licensing specialist of the Company and the director of licensing development of the Company and issued a total of 150,000 shares of its $0.0001 par value common stock.

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, a company in the amount of $14,000. As of June 30, 2003, the balance owed is $4,000.

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

As of June 30, 2003, the Company had a total of $114,727 in accrued expenses due to the officers and directors of the Company for various expenses paid for on behalf of the Company.

Note 15 - Commitments

On September 11, 2001, the Company executed a License Agreement with Global Atomics Licensing, Ltd. (GALL), a company controlled by Paul M. Brown, the Company's former president. This agreement allows the Company to license technology from GALL in exchange for royalties of 1.25% of gross revenue derived with the use of the technology and 15% of gross license revenue for any master license agreements signed with other entities. As of June 30, 2003, no royalties are due to GALL and no commissions are due from GALL.

On October 25, 2001, the Company executed a Consulting Agreement with Washington Nuclear for a term of six months with a monthly payment of $3,750 plus a $50 administrative fee. As of June 30, 2003, no payments have been made to Washington Nuclear and the amounts due have been properly reflected in the balance sheet in accounts payable.

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

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

On June 1, 2002, the Company began a month-to-month lease agreement for office space. The base monthly rent is $1,800 plus additional fees for occupying the office space such as utilities, telephone, copies, postage, etc). On September 30, 2002, the Company signed a one year lease agreement for monthly rent totaling $2,800. The future minimum lease payments for 2003 are $22,400. During the three month period ended June 30, 2003, the Company had rent expense of $12,058.

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

Note 16 - Subsequent events

On July 17, 2003, the Company executed a master research, development and consulting agreement with Boris Muchnik for a period of three years. Mr. Muchnik's compensation package for the first year will include a total of 3,000,000 shares of its $0.0001 par value common stock to be issued over a period of nine months. The first installment of 1,000,000 shares is due within 30 days of the effective date of the contract. The second installment of 1,000,000 shares is due within 30 days after November 17, 2003. The third installment of 1,000,000 shares is due within 30 days after March 17, 2004. His compensation for the second and third year is 2,500,000 shares of its $0.0001 par value common stock per year to be issued at the anniversaries of the effective date of the contract.

On July 24, 2003, the Company and Dr. Qi Ao have mutually agreed to terminate the employment agreement effective July 31, 2003. The Company will issue 300,000 shares of its $0.0001 par value common stock to cancel the total amount of accrued executive compensation of $195,960 due to Mr. Qi Ao.

On July 25, 2003, the Company entered into a six month agreement with Greg Wilson for legal services valued at $25,000 in exchange for 200,000 shares of the Company's $0.0001 par value common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Plan of Operation

Introduction

Nuclear Solutions, Inc. is a development stage nuclear technology company engaged in research and development, organizational efforts, raising capital, and commercialization of theoretical, commercially unproven and development stage technologies.

The company seeks to develop, license, or acquire innovative nuclear-oriented technologies through internal development and through association with outside research and development organizations.

We continuously identify, screen, and evaluate selected technologies as to their potential for development into unique proprietary solutions that would be price-and performance-competitive in particular marketplaces. Such designs are then to be developed to the point that they may be licensed, joint-ventured, sold to an industrial or governmental entity, or otherwise commercialized.

Project implementation, manufacturing and deployment of our technologies are envisioned to be carried out by licensees, joint-venture partners, and other industrial and government entities. Revenues are intended to be generated from the licensure, sale and other usage agreements associated with our products.

Presently,   the  Company  is  pursuing  the  following  proprietary  technology projects:

-- For homeland security - development of a nuclear materials detection and localization capability

-- For  the  defense,   aerospace   and   nanotechnology   communities  -
   development of nuclear micropower generation capabilities

-- For government and the nuclear power industry - development of a tritiated water remediation system and a system for photonuclear reactor concept for the transmutation of nuclear waste

-- For the nanotechnology community - marketing of a laser nano-machining system

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

The company mainly assigns resources to technologies that meet our near-term commercialization benchmarks. Selected technologies that do not meet our short-term criteria are secondarily allocated resources and will be developed as long-term projects. Projects that management believes will take longer than three years to reach the point of commercial readiness are considered long-term projects.

All technologies selected by the company will be developed as compartmentalized projects.

The company intends to generate revenues from joint-ventures, licensing fees, or sales of individual technologies. For instance, we believe that our nuclear wastewater remediation technology could be ready for commercial implementation during the First quarter of 2004. As one example, a joint venture employing this technology to clean stockpiles of nuclear wastewater may consist of partnering with an environmental remediation firm that would acquire a technology license to employ our proprietary process. Revenue for the company would be generated as a function of the revenues generated by the licensee. Other examples would be: revenue realized for others to incorporate, operate, manufacture, or sell our technology. We may also realize revenue from the outright sale of any technologies we are developing.

In February, 2003, the company opened a business development office in Moscow. The Russian office is responsible for identifying licensable technologies and to secure additional research capacity in within the Russian academic and scientific establishment as the need arises. This is being done to obtain qualified research facilities and additional business opportunities with a minimum cost to the company.

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


                                Our Technologies

Nuclear Material Detection and Localization

The company has retained scientific expertise to assist in the design and intellectual property development for a system to detect and localize the presence of special nuclear materials. The target market for this technology is homeland security and defense.

Nuclear Micropower Generation

Over the course of the next four months we intend to acquire or license a patented and tested nuclear Micropower generation technology for powering embedded micro-systems. We are currently negotiating terms of this acquisition and expect conclusion in the fourth quarter of 2003. The target market for this technology is in the nanotechnology, aerospace and defense industries. Over the course of the next twelve months, we intend to begin development of operational prototypes with the cooperation of a national laboratory. No specific contracts for this development are currently in place.

Nuclear Wastewater Treatment (tritiated water separation and remediation)

Our proprietary GHR process is envisioned as a low cost, portable, modular nuclear wastewater processing system. It is a filter-less chemical-physical non-nuclear reactor that can extract Tritium and Deuterium from contaminated water. The specific target market for this technology is tritium contaminated water (tritiated water) produced as a by-product of nuclear complex activities. The Unites States houses approximately Six billion gallons of tritiated water with an additional 11 million gallons created annually. Countries such as Japan, the United Kingdom, France, and Germany also have this problem. We also envision our GHR process being used to remediate tritiated water produced as a result of fusion energy reactors. Fusion energy is not yet a commercial reality. However fusion reactors are expected to produce tritiated water as a byproduct of operation if they ever achieve commercial viability. We see the fusion market as a distant commercial potential, but an appropriate market for the GHR system.

We believe the use of GHR technology will cost significantly less than what is currently spent on storage and monitoring. GHR can also help avoid the undesirable option of releasing tritiated water into the environment.

Our data suggest that storage costs exceed one-hundred dollars per gallon. Potential customers have indicated that a processing cost between six to eight dollars a gallon would be acceptable. We believe the cost to treat water with our GHR technology will be significantly lower than six to eight dollars per gallon. We cannot guarantee that customers will pay six to eight dollars per gallon for our services when our technology is ready for commercialization. We also cannot guarantee our per-gallon costs and expected profit margins until our commercial prototype processing unit is fully tested.

We plan to commercialize GHR technology during the first quarter of 2004. Our business model is to provide the technology to industry through licensing or joint venturing arrangements. We began marketing efforts in 2002 and have received interest from potential customers and partners.

Developmental  and  marketing   activities  for  our  GHR  wastewater  treatment
technology over the next twelve months will include: prototype testing and validation, patent applications, field demonstrations, and marketing.

The company has funded approximately $125,000 of the $325,000 required to complete the research. Additional funds will be required for marketing and overhead expenses. We intend to finance this project through the use of debt and/or equity financing.

Photonuclear Reactor System

Over the course of the next year, the company intends to continue conceptual development of a high intensity gamma laser system. We believe it is the key element in the development of a photonuclear reactor system that can transmute radioactive materials into non-radioactive materials. This project is considered long-term.

The development of two types of photonuclear reactor systems is envisioned.

A.) Photonuclear waste transmutation without energy recovery can be used as a nuclear waste treatment system that could process various forms liquid and solid radioactive waste.

B.) Photonuclear waste transmutation with energy recovery can be used as a laser-driven reactor system that could transmute nuclear waste and yield usable energy in the form of electricity. The goal of this system is to develop a photonuclear reactor system that produces energy and a minimum amount of nuclear waste materials.

The development effort for the photonuclear reactor over the next twelve months will focus on the conceptual research and development of a gamma laser system.

We believe that we have advanced the concept of the photon reactor beyond the original licensed embodiment. The new advancements we are exploring may yield new patentable concepts that may render the previously licensed technology obsolete. The advancements center around the development of a high intensity, high efficiency gamma laser system which is advantageous to the performance of the photonuclear reactor concept.

Development of this gamma laser system could have additional applications to the defense and military sectors.

We have chosen to suspend MCNP code development work with Los Alamos National Laboratories on this project until the gamma laser system concept reaches a more mature stage of development.

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

Item 3. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.   Changes in Securities.

          Recent Sales of Unregistered Securities

     During the second quarter of 2003, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

     On May 29, 2003, we issued Scott Liebling 83,333 shares for business consulting services valued at $25,000.

     On May 29, 2003, we issued Adam Malamut 83,333 shares for business consulting services valued at $25,000.

     On May 29, 2003, we issued Jacquelyn Davis 83,334 shares for business consulting services valued at $25,000.

     On June 19, 2003, we issued 120,000 shares to members of our executive advisory board. The shares were valued at $378,000.

     On June 19, 2003, we issued Adrian Joseph 1,000,000 shares for services rendered as an officer. The services were valued at $50,000.

     We believe that the shares issued above were issued in a private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

     On July 17, 2003, we entered into a research, development and consulting agreement with Boris Muchnik. Mr. Muchnik is required to work a minimum of 40 hours per week on behalf of the company. The contract provides for stock based compensation in the amount of Three Million (3,000,000) shares payable (1) One Million (1,000,000) on, or before August 17, 2003, (2) One Million (1,000,000)
shares payable on, or before December 17, 2003 and (3) One Million (1,000,000) shares on, or before April 17, 2004. The compensation will be paid from the shares reserved in the company's 2003 Non-Qualified Stock Grant and Option Plan on a quarterly basis. Mr. Muchnik may be entitled to additional bonus consideration for his performance at the discretion of the board of directors.

Muchnik holds over two dozen U.S. and international patents, which are the intellectual property basis for products used worldwide. He brings high-technology commercialization expertise to Nuclear Solutions: His entrepreneurial career started in 1984 with a start-up company, Kerdix, Inc. As the founder, technology inventor and CEO of KerDix, Muchnik conceived, patented and commercialized the recordable/eraseable CD technology, which is utilized today in multiple audio and data storage/retrieval applications such as the Sony mini-disc and computer data devices. KerDix licensed its manufacturing technology in 1989 to Hoechst AG of Germany, a multi-billion dollar chemical company, and Konica of Japan. Muchnik spent three years in Wiesbaden, Germany, constructing the world's first manufacturing plant with the capacity of 1 million recordable/eraseable CDs per year.

-- Muchnik has held executive technical leadership positions with Fortune 500 companies, developing and manufacturing high-performance laser data storage systems.

-- He has invented core technologies for other successful entrepreneurial companies, including MemArray, Inc., which developed VCSEL laser array technology for high-performance CD applications; MOST Corp.; CaliPer, Inc.; and Dazar Corp.

-- Muchnik performed graduate research at Kurchatov's Institute of Atomic Energy, Russia's leading nuclear weapons lab. He participated in pioneering research for the Laser Isotope Isolation Project.

-- Muchnik received his degree of engineer-physicist, specializing in nuclear physics, from Moscow Institute of Physics and Technology, Russia's most prestigious technology school. He received the equivalent of a doctorate in nuclear chemistry from the Institute of Physical Chemistry, Laboratory of Chemistry of Transuranium Elements of the Russian Academy of Sciences. Muchnik spent two years performing post-graduate research in Laser Raman Spectroscopy at Polytechnic Institute of New York upon arrival in the U.S. in 1976.

-- Boris is a naturalized U.S. citizen who has been a Colorado resident since 1980 and recently moved to Washington, D.C., to pursue projects with Nuclear Solutions.


     On July 31, 2003, Qi Ao resigned as Vice President of the company.



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
     31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
     32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
     32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.
     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K for the second quarter ending June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003


                             NUCLEAR SOLUTIONS, INC.




By: /s/Patrick Herda                                    By: /s/John Dempsey
    ----------------                                        ---------------
    Patrick Herda                                           John Dempsey
    Title: President                                        Title: V.P.