Form 10QSB
period 2003-08-30
NUCLEAR SOLUTIONS INC
filed 2003-11-19
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM  10-QSB
(Mark  One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending September 30, 2003


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                                For the transition period from       to
                                                               -----    -----
Commission file number    000-31959
                          ---------

                             NUCLEAR SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                        88-0433815
    ----------------------                      -------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



1050 Connecticut Ave., N.W. Ste.1000, Washington,D.C.                  20036
-----------------------------------------------------               -----------
(Address of principal executive offices)                             (Zip Code)



                   Issuer's telephone number, (202) 772-3133
                  -------------------------------------------



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

     Applicable on to corporate issuers


     State the number of shares outstanding of each of the issuer's class of common equity, as of September 30, 2003: 26,603,250

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

Signatures......................................................


NUCLEAR SOLUTIONS, INC.
FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended September 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended September 30, 2003, follow.

[INSERT FINANCIAL STATEMENTS]


Item 2.  Management's Discussion and Analysis or Plan of Operation.


Plan of Operation

Introduction

Nuclear Solutions, Inc. is a development stage nuclear technology company engaged in research and development, organizational efforts, raising capital, and commercialization of theoretical, commercially unproven and development stage technologies.

The   company   endeavors   to   develop,   license,   or   acquire   innovative
nuclear-oriented   technologies   through   internal   development  and  through
association with outside research and development organizations.

The company researches, identifies, screens, and evaluates selected technologies as to their potential for development into unique proprietary solutions that have the potential to be price-and performance-competitive in particular marketplaces.

Technologies identified as viable are intended to be developed to the point that they may be licensed, joint-ventured, sold to an industrial or governmental entity, or otherwise commercialized. We do not maintain technical facilities or a laboratory of our own. Our business model is to utilize under contract, technical facilities and capabilities of appropriate outside laboratories.

The following is a general example of a technology development cycle:

     1.) A market opportunity is identified in an area of interest to us.
     2.) A technical assessment of the opportunity and existing related technologies is performed with an appropriate combination of in-house and outside analysis.
     3.) If the technical assessment indicates a viable market, research is performed to identify and define an appropriate technology.
     4.) The technology identified in the previous step is reevaluated in light of the expected development costs and market opportunity. A decision is made to proceed with identified technology, suspend development or research supplementary approaches.
     5.) Intellectual property is secured through initiation of the patent process and/or identified technology is licensed. Selected technologies may be kept proprietary or trade-secret.
     6.) Selected technology is validated by an appropriate laboratory under contract.
     7.) Once successfully validated, the technology is then marketed to appropriate entities for licensing or sale.


Project implementation, manufacturing, end-user marketing activities and deployment of our technologies are intended to be carried out by licensees, joint-venture partners, and other industrial and government entities. We intend to generate revenue from the licensure, sale and other usage agreements associated with our technologies.

Technology Development Areas:

     Nuclear Micro-Batteries

     This program is aimed at developing embeddable nuclear micro-batteries that can supply long-lasting power for computer chips, micromotors, remote sensors, implantable medical devices, and other defense and aerospace applications. This technology is also known as nuclear micro power generation or RIMS (radio isotope micro power sources).

     Tritiated Water Remediation (TWR)

     Our TWR program is aimed at the development of a technology for the remediation of tritium contaminated water. The target markets are U.S. government and the nuclear power industry

     Nuclear Material Detection

     We have initiated a program to develop specialized sensors to detect, identify and localize special nuclear materials. The target market is homeland security.

     Laser Nano-Machining System:

     The Laser nano-machining technology focuses on system integration and marketing of a laser machining system capable of machining features in the nanometer range. The target markets are companies requiring manufacture of specialized micro-machined components.

     Gamma Laser System-photonuclear transmutation

     This technology is focused on the development of a high-intensity gamma laser as the driving element of a photonuclear transmutation reactor. The target market for this technology would be the nuclear waste remediation industry.


The company's plan of operation for the next twelve months is to raise additional money, continue to identify, evaluate, research, screen, and develop innovative nuclear technologies as resources allow. Some of the technologies we evaluate originate through our own efforts and others are acquired from outside researchers and institutions. We have limited cash available for operations. Management favors assigning most of the company resources towards technologies which have the potential for revenue generation in three years or fewer. From time-to-time, in the interest of diversity, the company will evaluate certain non-nuclear technologies that relate to its main areas of interest.

The criteria used in the selection of technologies is based on evaluating the commercial potential of a technological idea and assessing the additional research and development investment required to bring it to a point where it may be commercially exploited within three years(near-term commercialization).

The company mainly assigns resources to technologies that meet our near-term commercialization benchmarks. Selected technologies that do not meet our short-term criteria are allocated resources as determined by management and will be developed as long-term projects. Projects that management believes will take longer than five years to reach the point of commercial readiness are considered long-term projects.

All technologies selected by the company will be developed as compartmentalized projects.

The company intends to generate revenues from joint-ventures, licensing fees, or sales of individual technologies. As one example, license arrangement employing TWR technology to treat stockpiles of nuclear wastewater may consist of partnering with an environmental remediation firm that would acquire a technology license to employ our proprietary process. The licensee would be responsible for equipment manufacturing, end-user marketing, and operation. Revenue for the company would be generated as a function of the revenues generated by the licensee. Other examples would be: revenue realized for others to incorporate, operate, manufacture, or sell our technology. We may also realize revenue from the outright sale of any technologies we are developing.

In February, 2003, the company opened a business development office in Moscow. The Moscow office is staffed by our Director of Russian business development. The Russian office is responsible for identifying licensable technologies and to secure additional research capacity in within the Russian academic and scientific establishment as the need arises. The main goal of the Moscow office is to contract with qualified research facilities assess and additional business opportunities through the Russian scientific and technical infrastructure.

We require additional financing to continue our planned operations during 2003. Management believes that it will be able to raise the necessary financing to continue planned operations. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring technologies to the marketplace.


                                Our Technologies

Nuclear Micropower Generation

We are developing embeddable nuclear micro-batteries that can supply long-lasting power for computer chips, micromotors, remote sensors, implantable medical devices, and other defense and aerospace applications. The target markets for this technology are the nanotechnology, aerospace and defense industries. The program is based on three U.S. Patents (5,087,533; 6,118,204; 6,238,812), to which we have acquired license option rights.

Over the course of the next twelve months, we intend to further evaluate the technology and negotiate a joint proposal for development with a national laboratory under a CRADA (Cooperative Research and Development Agreement) or WFO (Work for Others) agreement. The cost to develop this technology will be determined upon completion of specific development arrangements with the selected laboratory. We will need to raise additional money to fund development of this program and intend to seek funding for this project from government sources. Although the nuclear micro-battery principle of operation was validated by an outside laboratory, this technology is a development stage technology. As a development stage technology, we cannot guarantee that it can be successfully commercialized.

Tritiated Water Remediation Project (TWR) (Formerly known as GHR)


We have identified a need in the nuclear industry for an inexpensive method for tritiated water remediation by way of isotope separation. This is a method to reduce the volume of stored water contaminated with tritium, the radioactive isotope of hydrogen. In March of 2002, we initiated a program with the Institute of Industrial Mathematics Ltd. (1995) to develop and acquire rights to a method of treating tritium isotope contaminated water, which we called GHR. The project was terminated recently by both parties and the mutual contractual obligations are in dispute. Management expects a satisfactory outcome.

We are currently developing a tritiated water remediation method using a combination of in-house and external expertise. We now refer to this technology as TWR (tritiated water remediation.) We have performed a patentability search on this new TWR method. Our Patent law firm has concluded that our method appears to have patentable novelty. We are currently drafting a U.S. Patent application and expect to obtain "Patent Pending" status in the near future.

Our updated development plan for TWR technology is as follows:


     1.) Secure intellectual property rights through the filing of a patent application.
     2.)  Obtain outside technical  validation of the process  performance.
     3.) Establish a partnership for commercialization of the technology through licensing.


Our TWR development program is aimed at developing a tritiated water remediation technology that is transportable and modular. The specific target market for this technology is tritium contaminated water (tritiated water) produced as a by-product of nuclear complex activities. The Unites States houses approximately Six billion gallons of tritiated water with an additional 11 million gallons created annually. Countries such as Japan, the United Kingdom, France, and Germany also have this problem.

TWR technology is a development stage technology. We cannot guarantee that we will either receive any patents on the technology or that the technology can be successfully commercialized.

As of the date of this report, we anticipate the overall development cost not to exceed $500,000. However, since this is a development stage technology the final development cost may differ substantially from what we currently anticipate. We will need to raise additional money to fund this project. We intend to use debt, equity or a combination thereof to fund this project. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring the technology to the marketplace.


Nuclear Material Detection and Localization

The company has retained scientific expertise to assist in the assessment and development of technology intended for the detection, identification and localization of special nuclear materials. The target market for this technology is homeland security and defense. This is currently a development stage technology in the research phase.

Long-Term Projects

Photonuclear Reactor System

This is currently a development stage technology in the research phase. Over the course of the next year, the company intends to continue limited conceptual development of a high intensity gamma laser system. We believe it is the key element in the development of a photonuclear reactor system that may be able to transmute radioactive materials into non-radioactive materials. The primary mechanism for the transmutation is based upon gamma-neutron reactions. Further information on the transmutation mechanism is available in published U.S. Patent Application #20020169351. This project is considered long-term (a development horizon greater than five years).

The development effort for the photonuclear reactor over the next twelve months will focus on limited conceptual research and development of a gamma laser system. The gamma laser concept we are exploring may yield new patentable concepts that will render the previously licensed technology obsolete. Development of this gamma laser system could have additional applications to the defense and military sectors.

We have chosen to suspend MCNP code development work with Los Alamos National Laboratories on this project until the gamma laser system concept reaches a more mature stage of development.


Risk Factors:

We may incur substantial expenses associated with the development of our technologies. The amount and type of expenses incurred will vary depending on the technology being developed. We estimate requiring at least one million dollars in operating capital to sustain operations at a reasonable level over the next twelve months.

We will need to raise additional money to our operations. We intend to use debt, equity or a combination thereof to fund this project. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring the technology to the marketplace.

We have not generated any revenue from operations since our inception, and we have not been profitable since our inception. Although we believe that we may recognize revenues during the next twelve months based on expressions of interest from third parties, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues. Our technologies have never been utilized on a commercial basis.

We expect that we will continue to generate losses until at least such time as we can commercialize our technologies. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business. Certain nuclear technologies we are developing may be regulated now or in the future by the United States Government and may subject to regulatory requirements or export restrictions. We are also subject to additional regulations concerning nuclear technologies. Some of the technologies we develop may be subject to the Atomic Energy Act of 1954.

The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders. No assurance can be given that the Company's technologies will be commercially successful.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities

     During the third quarter of 2003, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

     On August 15, 2003, we issued Qi Ao 300,000 shares for employment contract settlement. The shares were valued at $194,790.


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

Item 5.  Other Information

     On August 22, 2003, Adrian Joseph resigned as an officer and director of the company.

     On November 12, 2003, the Company executed a licensing option agreement with Jackie Brown, the wife of the Company's former president for three US patents(5,087,533; 6,118,204; 6,238,812)for a period of one year with a right of first refusal for an additional period of six months. Ms. Brown will receive 100,000 shares of the Company's $0.0001 par value common stock. If the Company decides to execute a license agreement for the three US patents, the royalties due to Ms. Brown would be 7% of the after tax income that the Company derives from the technology.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     3    Licensing Option Agreement
     31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
     31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
     32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
     32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K for the second quarter ending September 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003


                             NUCLEAR SOLUTIONS, INC.




By: /s/Patrick Herda                                 By: /s/John Dempsey
   -----------------                                    -------------------
   Patrick Herda                                        John Dempsey
   Title: President                                     Title: V.P.

                             Nuclear Solutions, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                               September 30, 2003

                                       and

                            Statements of Operations
                   for the Three Months and Nine Months Ending
                          September 30, 2003 and 2002,
                                       and
                                 for the Period
               February 27, 1997 (Inception) to September 30, 2003

                                       and

                                   Cash Flows
                           for the Nine Months Ending
                          September 30, 2003 and 2002,
                                       and
                                 for the Period
               February 27, 1997 (Inception) to September 30, 2003

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

Beckstead and Watts, LLP
------------------------
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Nuclear Solutions, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Nuclear Solutions, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period February 27, 1997 (Inception) to September 30, 2003, and statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period February 27, 1997 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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




November 14, 2003

                            Nuclear Solutions, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)


                                                                   September 30,
                                                                            2003
                                                                  -------------
Assets

Current assets:
    Cash and equivalents                                          $        --
                                                                  -------------
      Total current assets                                                 --
                                                                  -------------

Fixed assets, net                                                        21,382

Acquired technology, net                                                 52,200

Security deposit                                                          8,326
                                                                  -------------

                                                                   $      81,908
                                                                  =============

Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
    Checks issued in excess of cash                               $       6,158
    Accounts payable                                                     28,001
    Accrued expenses                                                    194,191
    Accrued executive compensation                                      691,124
    Contingent liabilities                                              200,000
                                                                  -------------
      Total current liabilities                                       1,119,474
                                                                  -------------

Long-term liabilities:
    Convertible debt                                                    485,000
    Convertible debt - related party                                     60,500
    Accrued interest                                                     66,500
    Accrued interest - related party                                      6,413
    Line of credit                                                      406,000
      Total long-term liabilities                                      1024,413

                                                                        2143,887


Stockholder's equity (deficit):

    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                            0
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 26,603,250 shares issued and outstanding                2,660
    Additional paid-in capital                                        3,126,457
    Deferred compensation                                              (379,917)
    Prior period adjustment                                              61,000
    (Deficit) accumulated during development stage                   (4,872,179)
                                                                  -------------
                                                                       (2061979)
                                                                  -------------

                                                                  $       81908
                                                                  =============




                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                            Three Months Ending              Nine Months Ending    February 27, 1997
                                                               September 30,                   September 30,         (Inception) to
                                                       ----------------------------    ----------------------------    September30,
                                                             2003            2002            2003            2002            2003
                                                       ------------    ------------    ------------    ------------    ------------

Revenue                                                $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------

Expenses:
   Depreciation and amortization                              5,525           5,424          15,823          15,810         126,316
   Consulting fees                                          419,738         208,740         905,017         649,614       2,239,128
   Legal fees                                                19,037           5,000          38,974          56,600         145,514
   Executive compensation - related party                    73,371          98,050         389,446         450,225       1,795,384
   General and administrative expenses                        8,075          45,463          97,176         251,297         478,412
                                                       ------------    ------------    ------------    ------------    ------------
    Total expenses                                          525,746         362,677       1,446,436       1,423,546       4,784,754
                                                       ------------    ------------    ------------    ------------    ------------

Other (expense):
   Interest (expense)                                       (12,125)           --           (36,375)           --           (66,500)
   Interest (expense) - related party                        (1,013)        (10,033)         (3,038)        (20,583)         (5,929)
   (Loss) due to write down of fixed assets                    --              --              --              --           (14,996)
                                                       ------------    ------------    ------------    ------------    ------------
    Total other (expense)                                   (13,138)        (10,033)        (39,413)        (20,583)        (87,425)
                                                       ------------    ------------    ------------    ------------    ------------

Net (loss)                                             $   (538,884)   $   (372,710)   $ (1,485,849)   $ (1,444,129)   $ (4,872,179)
                                                       ============    ============    ============    ============    ============

Weighted average number of
   common shares outstanding - basic and fully dil       25,432,598      21,280,337      23,575,191      21,261,142
                                                       ============    ============    ============    ============

Net (loss) per share - basic & fully diluted           $      (0.02)   $      (0.02)   $      (0.06)   $      (0.07)
                                                       ============    ============    ============    ============

     The accompanying notes are an intergral part of these financial notes.



                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                                 Nine Months Ending       February 27, 1997
                                                                     September 30,          (Inception) to
                                                             ----------------------------    September 30,
                                                                   2003            2002            2003
                                                             ------------    ------------    ------------
Cash flows from operating activities
Net (loss)                                                   $ (1,485,849)   $ (1,444,129)   $ (4,872,179)
Depreciation and amortization                                      15,823          15,810         126,316
Shares issued for consulting services                             867,050            --         2,347,953
Shares issued for prepaid consulting services                        --              --           200,000
Shares issued for legal fees                                       50,000          20,000         150,000
Shares issued for salaries                                        194,790            --           194,790
(Loss) due to write down of fixed assets                             --              --            14,996
Prior period adjustment                                              --              --            61,000
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
     Decrease in prepaid consulting services                       23,750         137,500            --
     (Increase) in security deposit                                  --            (3,480)         (8,326)
     Increase in checks written in excess of cash                   6,158            --             6,158
     Increase (decrease) in accounts payable                      (24,315)          2,326          28,001
     Increase (decrease) in accrued expenses                      (10,122)        619,828         194,191
     (Decrease) in accrued payroll                                   --           (26,568)           --
     Increase (decrease) in accrued executive compensation       (317,161)        247,650         691,124
     Increase (decrease) in contingent liabilties                 186,873            --           200,000
                                                             ------------    ------------    ------------
Net cash (used) by operating activities                          (493,003)       (431,063)       (665,976)
                                                             ------------    ------------    ------------

Cash flows from investing activities
   Purchase of fixed assets                                       (14,087)        (20,526)        (43,448)
                                                             ------------    ------------    ------------
Net cash (used) by investing activities                           (14,087)        (20,526)        (43,448)
                                                             ------------    ------------    ------------

Cash flows from financing activities
   Convertible debt                                                  --           508,000         485,000
   Convertible debt - related party                                (1,500)         10,000          60,500
   Increase in accrued interest                                    36,375            --            66,500
   Increase in accrued interest - related party                     3,038          20,583           6,413
   Increase in line of credit                                     286,000            --           406,000
   Issuance of common stock                                          --              --            44,828
   Donated capital                                                   --              --            20,100
   Decrease (increase) in deferred compensation                   167,767          15,243        (379,917)
                                                             ------------    ------------    ------------
Net cash provided (used) by financing activities                  491,680         553,826         709,424
                                                             ------------    ------------    ------------

Net increase (decrease) in cash                                   (15,410)        102,237            --
Cash - beginning                                                   15,410           2,128            --
                                                             ------------    ------------    ------------
Cash - ending                                                $       --      $    104,365    $       --
                                                             ============    ============    ============

Supplemental disclosures:
   Interest paid                                             $       --      $       --      $       --
                                                             ============    ============    ============
   Income taxes paid                                         $       --      $       --      $       --
                                                             ============    ============    ============

Non-cash transactions:
   Number of shares issued for consulting services              3,615,000            --         6,904,250
                                                             ============    ============    ============
   Number of shares issued for legal fees                         300,000            --           700,000
                                                             ============    ============    ============
   Number of shares issued for salaries                           300,000            --           300,000
                                                             ============    ============    ============
   Number of shares issued to acquire technology                     --              --        17,872,500
                                                             ============    ============    ============

     The accompanying notes are an intergral part of these financial notes.

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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $4,272,295 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Prepaid consulting fees

On February 28, 2002, the Company entered into a consulting agreement with Los Alamos for a period of one year and paid Los Alamos a total of $30,000. During the nine months ended September 30, 2003, the company expensed $5,000 and the balance in prepaid consulting fees totaled $0.

On October 8, 2002, the Company executed a consulting agreement with Diversified Global Holdings, LLC for a period of 12 months. As part of the agreement, the Company prepaid fees totaling $25,000. During the nine months ended September 30, 2003, the company expensed $18,750 and the balance in prepaid consulting fees total $0.

Note 4 - Fixed assets

The Company purchased fixed assets in the amount of $14,087 during the nine-month period ended September 30, 2003. Depreciation expense totaled $2,773 for the nine-month period ended September 30, 2003.

Note 5 - Acquired technology

As of March 31, 2002, the Company had licensed technology designed to render nuclear waste products environmentally harmless for a stated value of $87,000. Amortization expense totaled $13,050 for the nine-month period ended September 30, 2003.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes



Note 6 - Accrued expenses

During the nine month period ended September 30, 2003, the Company paid a total of $13,943 to an individual who is a shareholder of the Company for accrued expenses. In addition, the Company paid a total of $10,828 to two individuals who are officers and directors of the Company for accrued expenses.

On January 13, 2003, the Company executed a consulting agreement with Patti Bylund for a period of six months. The Company will issue 50,000 shares of its $0.0001 par value common stock valued at the fair market value of the services of $19,500. On July 1, 2003, the Company terminated the contract and will pay Ms. Bylund a total of $3,037 in lieu of the 50,000 shares. In October 2003, the Company paid Ms. Bylund $1,000.

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

On August 1, 2003, the Company entered into a two month contract with George Dennison to provide consulting services in exchange for 116,667 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $14,000. In October 2003, the shares were issued.

On August 18, 2003, the Company entered into a contract with Sprague Agency to provide investigative services in exchange for 150,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $22,500. In October 2003, the shares were issued.

On August 28, 2003, the Company entered into a six month contract with Kraig Washburn to provide consulting services in exchange for 200,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $27,400. In October 2003, the shares were issued.

On September 1, 2003, the Company entered into a two month contract with David Kerr to provide consulting services in exchange for 70,510 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $5,000. In October 2003, the shares were issued.

As of September 30, 2003, the Company has authorized a total of 567,977 shares of its $0.0001 par value common stock, but has not issued the stock. The Company plans to issue the common stock valued at $80,880 to the above individuals and entities in the near future.

Note 7 - Accrued executive compensation

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. As of September 30, 2003, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes



The Company had an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and will have stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. On July 24, 2003, the contract was terminated and the Company agreed to issue 300,000 shares of the Company's $0.0001 par value common stock to him. For the nine-month period ended September 30, 2003, the wages expensed was $87,500 and the amount paid in cash was $18,190 and the amount paid in stock was $194,790. As of September 30, 2003, the balance of accrued executive compensation was $0.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the nine-month period ended September 30, 2003, the wages expensed was $112,500 and the amount paid in cash was $15,350. As of September 30, 2003, the balance of accrued executive compensation was $261,625 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. During the nine-month period ended September 30, 2003, the Company issued a total of 120,000 shares to these individuals.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the nine-month period ended September 30, 2003, the wages expensed was $72,000 and the amount paid in cash was $11,109. As of September 30, 2003, the balance of accrued executive compensation was $157,701 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share. In addition, on October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. On June 30, 2003, these shares have been issued. On August 22, 2003, Mr. Joseph resigned as an officer and director of the Company.

On January 23, 2002, the Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the nine-month period ended September 30, 2003, the wages expensed was $90,000 and the amount paid in cash was $11,721. As of September 30, 2003, the amount accrued was $129,132 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Note 8 - Contingent liabilities

As of September 30, 2003, the Company has accrued a total of $13,065 as contingent liabilities as related to expenses of the former president of the Company, Mr. Paul Brown. During the nine months ended September 30, 2003, the Company has received no new claims and has decided to eliminate $13,065 of the accrued contingent liabilities.

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products. As of September 30, 2003, the contract was terminated and the Company has accrued a contingent liability of $200,000.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes




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

As of September 30, 2003, the total amount due is $485,000 in principal and $66,500 in accrued interest.

Note 10 - Convertible debt - related party

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of September 30, 2003, the amount due is $4,000 in principal and $900 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of September 30, 2003, the amount due is $15,000 in principal and $2,750 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

In July 2002, the Company executed two promissory notes with Patrick Herda, vice president of business development, totaling $23,000. The notes bear an interest rate of 10% per annum and are due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the nine month period ended September 30, 2003, the Company paid $1,500. As of September 30, 2003, the total amount due is $21,500 in principal and $2,763 in accrued interest.

As of September 30, 2003, the total amount due is $60,500 in principal and $6,413 in accrued interest.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes





Note 11 - Line of credit

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated. As of September 30, 2003, the Company has received a total of $406,000.

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

On June 30, 2003, the Company cancelled 101,000 shares of its $0.0001 par value common stock.

                                    Nuclear
                                 Solutions, Inc.
                          (a Development Stage Company)
                                      Notes



On July 17, 2003, the Company executed a master research, development and consulting agreement with Boris Muchnik for a period of three years. Mr. Muchnik's compensation package for the first year will include a total of 3,000,000 shares of its $0.0001 par value common stock to be issued over a period of nine months. The first installment of 1,000,000 shares is due within 30 days of the effective date of the contract. The second installment of 1,000,000 shares is due within 30 days after September 30, 2003. The third installment of 1,000,000 shares is due within 30 days after November 17, 2003. His compensation for the second and third year is 2,500,000 shares of its $0.0001 par value common stock per year to be issued at the anniversaries of the effective date of the contract. As of September 30, 2003, the Company issued a total of 2,000,000 shares.

On July 24, 2003, the Company and Dr. Qi Ao have mutually agreed to terminate the employment agreement effective July 31, 2003. The Company issued 300,000 shares of its $0.0001 par value common stock to cancel the total amount of accrued executive compensation of $194,790 due to Mr. Qi Ao.

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

                             Nine Months ended             Nine Months ended
                            September 30, 2003            September 30, 2002
                         ------------------------      ------------------------
                                 Weighted Average              Weighted Average
                         Shares   Exercise Price       Shares   Exercise Price
                         ------------------------      ------------------------

Outstanding at
beginning of period
                         ---------      ---------      ---------      ---------
  Granted                120,000        $    1.00        120,000      $    1.00
  Exercised                   --             --             --             --
  Lapsed or
  cancelled                   --             --             --             --
                         ---------      ---------      ---------      ---------
Outstanding at end
of period                   120,000     $    1.00        120,000      $    1.00
                         =========      =========      =========      =========

Options exercisable
at end of period
                            120,000           --          120,000           --

Options available
for future grant               --             --             --             --

Weighted average
minimum fair value
of options granted
during the period              --             --             --             --


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




                                       Nine Months ended      Nine Months ended
                                      September 30, 2003     September 30, 2002
                                      ------------------     ------------------
      Net loss available
      To common stockholders:

                As reported           $       (1,299,197)    $       (1,444,129)
                                      ==================     ==================

                Pro Forma             $       (1,419,197)    $       (1,564,129)
                                      ==================     ==================


The weighted average minimum fair value of options granted during the three years in the nine-month period ended September 30, 2003, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of September 30, 2003.


                           Options Outstanding                    Options Exercisable
               --------------------------------------------  ------------------------------

                                  Weighted
                                  Average       Weighted                         Weighted
   Exercise        Number        Remaining       Average         Number           Average
    Prices     Outstanding at   Contractual     Exercise     Outstanding at      Exercise
                   6/30/03          Life          Price          6/30/02           Price
-------------  --------------------------------------------  ------------------------------

 $       1.00        120,000          1 year  $        1.00         120,000   $        1.00
=============  ============================================  ==============================


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

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, a company in the amount of $14,000. As of September 30, 2003, the balance owed is $4,000.

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

In July 2002, the Company executed two promissory notes with Patrick Herda, vice president of business development, totaling $21,500.

As of September 30, 2003, the Company had a total of $107,711 in accrued expenses due to the officers and directors of the Company for various expenses paid for on behalf of the Company.

Note 15 - Commitments

On September 11, 2001, the Company executed a License Agreement with Global Atomics Licensing, Ltd. (GALL), a company controlled by Paul M. Brown, the Company's former president. This agreement allows the Company to license technology from GALL in exchange for royalties of 1.25% of gross revenue derived with the use of the technology and 15% of gross license revenue for any master license agreements signed with other entities. As of September 30, 2003, no royalties are due to GALL and no commissions are due from GALL.

On October 25, 2001, the Company executed a Consulting Agreement with Washington Nuclear for a term of six months with a monthly payment of $3,750 plus a $50 administrative fee. As of September 30, 2003, $1,000 has been paid to Washington Nuclear and the amounts due have been properly reflected in the balance sheet in accounts payable.

On June 1, 2002, the Company began a month-to-month lease agreement for office space. The base monthly rent is $1,800 plus additional fees for occupying the office space such as utilities, telephone, copies, postage, etc). On September 30, 2002, the Company signed a one year lease agreement for monthly rent totaling $2,800. The future minimum lease payments for 2003 are $22,400. During the nine month period ended September 30, 2003, the Company had rent expense of $24,734.

On November 8, 2002, the Company executed a consulting agreement with SAC Management for consulting services to be rendered for a period of one year in exchange for 650,000 and an additional 250,000 shares of its $0.0001 par value common stock are due once the Company is approved for trading on the AMEX or the NASDAQ.

On November 13, 2002, the Company executed a scientific consulting agreement with Dr. Boris Muchnik for consulting services to be rendered for a period of one year in exchange for 300,000 shares of its $0.0001 par value common stock valued at $60,000 and $10,000 which should have been paid upon execution of the agreement, but is accrued in accounts payable.

Note 16 - Subsequent events

On October 8, 2003, the Company executed a consulting agreement with Eric Lindeman for a period of six months in exchange for $22,500. The compensation is to be paid in the form of the Company's $0.0001 par value common stock based on a price per share of the prior month's 20 day moving average. During the first two months of the consulting agreement, Mr. Lindeman has earned a total of 50,784 shares of the Company's $0.0001 par value common stock.

On October 24, 2003, the Company issued 250,000 shares of the Company's $0.0001 par value common stock to an employee of the Company as a bonus. The shares are valued at the fair market value of the services of $17,500.

On November 12, 2003, the Company executed a licensing option agreement with Jackie Brown, the wife of the Company's former president for three US patents for a period of one year with a right of first refusal for an additional period of six months. Ms. Brown will receive 100,000 shares of the Company's $0.0001 par value common stock. If the Company decides to execute a license agreement for the three US patents, the royalties due to Ms. Brown would be 7% of the after tax income that the Company derives from the technology.