Form 10KSB
period 2003-12-31
NUCLEAR SOLUTIONS INC
filed 2004-04-21
CIK 1116112

                                  FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2003.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to Commission file number


                             NUCLEAR SOLUTIONS, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                               88-0433815
   (State of Incorporation)              (IRS Employer Identification No.)



1825 I Street NW, Suite 400 Washington, DC                 20036
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number,(202)787-1950

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0- for the year ended December 31, 2003.

This report contains a total of ____ pages. The Exhibit Index appears on page__.

As of December 31, 2003, there were 28,411,211 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $1,917,384 based on the low bid price December 31, 2003 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2003, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

-----------------------------------------------------------------------

PART I

Item 1.   Description of Business.

FORWARD-LOOKING STATEMENT NOTICE:

This annual  report on Form 10-KSB  contains  many  forward-looking  statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

(a) Our Corporate History.

The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc, an internet e-commerce company. We are a development stage company. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc. At that time, our primary business was the development of a new type of nuclear reactor technology. As of the date of this report, our business is now focused on commercial product technologies for homeland security and defense, nanotechnolology applications and nuclear remediation.

OUR TECHNOLOGIES:


SHIELDED NUCLEAR MATERIAL DETECTION/PORTABLE NUCLEAR WEAPON DETECTION

We are developing a new and unique technology to be integrated into a passive primary portal system that would screen trucks and shipping containers in real time for the presence of shielded nuclear weapons useable materials such as Uranium(U-235) and Plutonium (Pu-239).

Radiation emitted from weapons grade Uranium and Plutonium is relatively weak and easy to shield. Identification of these materials with conventional radiation detectors is unreliable and in some cases not possible, at all when the radiation emitted from these materials is effectively shielded.

The company is working on funding the prototype construction of a highly sensitive, portable, low cost, and ruggedized detection device that responds to minute gravitational gradient anomalies. These disturbances are produced by high-density nuclear materials such as Uranium and Plutonium. Unlike radiation, the force of gravity cannot be shielded and is a unique new concept for the detection of shielded nuclear weapons. The company is unaware of any other device with similar targeted performance and size.

In order to engage government support for this project, the company has submitted a white paper to the newly formed Homeland Security Advanced Research Projects Agency (HSARPA) and plans to submit a full proposal in response to their solicitation titled "Detection Systems for Radiological and Nuclear Countermeasure" (DSRNC BAA04-02). The technical details about the operation of this technology cannot be released to the public at this time. Doing so would be considered a public disclosure and preclude our ability to obtain patent protection on our technology. Furthermore, it is possible that we may choose not to file a patent application on the technology if it is determined to be contrary to the security interests of the United States.

NUCLEAR MICRO-BATTERIES

This program is aimed at developing embeddable nuclear micro-batteries that can supply long-lasting power for computer chips, micromotors, remote sensors, implantable medical devices, and other defense and aerospace applications. This technology is also known as nuclear micro power generation or RIMS (radio isotope micro power sources). The science of nanotechnology is the design of Electrical and mechanical systems smaller than the width of a human hair. The field of nanotechnology includes making functional microscopic mechanical devices like motors, gear systems, and pumps. This field also includes making electronic circuits on an atomic scale. An opportunity exists to address the problem of providing reliable power to these devices for a long period of time. As electronic circuits and nanomachines grow ever smaller, a problem is created by the fact that conventional batteries cannot shrink to the same size and still hold enough power for the device to function for a reasonable period of time. Our nuclear micro battery technology may solve this problem by drawing energy from an embedded radioactive isotope due to the fact that nuclear batteries are known to have power densities up to 1,000 times greater than achievable with conventional chemical battery technology.

In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 5,087,533; 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. When the company chooses to exercise its rights under the agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensure of the technology to be paid to Ms. Brown. Subsequently, we began efforts to form development partnerships to assist in the development of and to secure government funding for this technology. We have initiated the process of forming a teaming arrangement with Lawrence Livermore National Laboratories to further develop this technology. We anticipate finalizing a teaming relationship with Lawrence Livermore National Laboratories by the third quarter of 2004.

Our nuclear micro battery technology relies on the application of tritiated amorphous silicon as a betavoltaic, thin-film, intrinsic energy conversion device. A betavoltaic battery is a nuclear battery that converts energy from beta particles released by a beta emitting radioactive source, such as tritium, into electrical power. Common semiconductor designs of betavoltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay Lucent Technologies or is illuminated by photons created when betas strike a phosphor Trace Photonics, Inc.. These common betavoltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. A limitation of conventional betavoltaic batteries is the self-absorption of beta energy in the radioactive source itself. In order to reduce the self-absorption of beta energy we incorporate the radioactive isotope into the lattice of a semiconductor.

Tritiated amorphous silicon is a novel thin film material where a suitable radioisotope is bonded with silicon in the amorphous network or adjacent to it. Thin-film contact potential tritiated amorphous silicon cells have been built and operation verified by an independent laboratory.

We are aware of several types of nuclear batteries in development. By organizations such as Lucent, The University of Wisconsin, and Trace Photonics, Inc. While we believe that our technology is superior due to higher resistance to radiation degradation, our competitors have greater access to capital and resources.

The operation of our nuclear micro battery was proven by an independent lab. However it is still considered a development stage technology. We cannot guarantee that we will either receive any additional patents on the technology or that the technology can be successfully commercialized.


TRITIATED WATER REMEDIATION PROJECT (TWR) (FORMERLY KNOWN AS GHR)


We have identified a need in the nuclear industry for an inexpensive method for tritiated water remediation by way of isotope separation. This is a method to reduce the volume of stored water contaminated with tritium, the radioactive isotope of hydrogen.

We are currently developing a tritiated water remediation method using a combination of in-house and external expertise. During 2003, we have performed a patentability search on this new TWR method. Our Patent law firm has concluded that our method appears to have patentable novelty. We are currently drafting a U.S. Patent application and expect to obtain "Patent Pending" status by the end of 2004.

 Our TWR development program is aimed at developing a tritiated water separation technology that can be transportable and modular or integrated directly into a nuclear power plant. The specific target market for this technology is tritium contaminated water (tritiated water) produced as a by-product of nuclear complex activities. Data indicates the Unites States houses approximately Six billion gallons of tritiated water with an additional 11 million gallons created annually. Countries such as Japan, the United Kingdom, France, and Germany also have this problem.

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

Our process is currently a proprietary trade secret owned by Nuclear Solutions, and being developed for us under contract by Boris Muchnik. Since we anticipate filing for patent protection by the end of 2004. We will not disclose the technical details of operation at this time. Doing so would be considered a public disclosure and preclude our ability to obtain patent protection on our technology. Furthermore, it is possible that we may choose not to file a patent application on the technology if it is determined to be contrary to the security interests of the United States. TWR technology is a development stage technology. We cannot guarantee that we will either receive any patents on the technology or that the technology can be successfully commercialized.

Progress in the development of our technologies have been slower than expected due to the reorganization of our business strategy and lack of working capital. We estimate that with working capital of $2,000,000 dollars at least one of our technologies could be ready for licensing within 18 months.

Competition


Competition in the fields in which the company is developing technology is complex. We will be competing with national laboratories, universities, and established corporations that may have much greater access to capital and marketing resources.

There are well-established organizations within our business segments that have both name recognition and histories of implemented technologies. In nuclear-related businesses, the competitive field is relatively small but intense and can raise significant barriers to entry. Competition usually stems from name recognition, price, marketing resources, and expertise. Although we have retained marketing and consulting expertise, established competitors could enter the market with new, competing technologies at any time. Our ability to complete will depend on the capabilities of the market-ready technologies and how well we will be able to market these technologies. Additional methods of competition include prior track record of competing for government contracts and experience, greater access to scientific and technical personnel, greater access to capital, greater access to technical facilities, and name or brand establishment.

The kind of organizations we compete with are national laboratories of the United States and other governments, and the defense industrial complex with competitors such as Lockheed-Martin, General Atomics, and Raytheon among other similar companies.

To date, we have not  generated  any revenues from our products or  technologies
and  we  are  competing  against  companies  that  have  significantly   greater
financial, technical, political and human resources.

Our Business:

Nuclear Solutions, Inc. is engaged in the research, development, and commercialization of innovative product technologies, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop advanced product technologies to address emerging market opportunities in the fields of homeland security, nanotechnology, and nuclear remediation.

The company operates its business by utilizing technical expertise to develop innovative and emerging technologies that we believe has significant market potential. We strive to develop technologies identified as viable to the point that they may be licensed, joint-ventured or sold to an industrial or governmental entity, or otherwise commercialized. We do not maintain technical facilities or a laboratory of our own. Our business model is to utilize the technical facilities and capabilities of appropriate outside laboratories under contract to us when appropriate. By taking advantage of existing technology infrastructures, this preferred method of technology development reduces capital investment costs and the length of time required to develop technologies. This is especially important in light of the extensive requirements for the government approval and safe handling and of nuclear materials. Any development efforts contemplated or planned that involve nuclear materials are intended to be carried out by an existing and already licensed scientific or technical facility through the establishment of a contractual relationship. This approach also mitigates the potential liability involved with the handling and use of nuclear materials. We have identified several facilities in the United States and abroad that have the capabilities we may require in the future. As an example, we may contract with or establish a teaming relationship with a U.S. national laboratory such as Los Alamos National Labs, Lawrence Livermore National Labs, or others that have a history and willingness to perform work under well-established contracting channels such as Cooperative Research and Development Agreements (CRADA) and Work for Others (WFO) agreements. Although we believe this is adequate for our development purposes and preferable in the case of nuclear material handling, we may choose to operate our own laboratory facility in the future, subject to available capital.

When a technology is deemed market ready, the company will offer it to potential customers for commercial licensing. As an example, after the successful prototype construction and operation of our shielded nuclear material detector, we will offer the sensor system to companies that have the appropriate experience to integrate the sensor into a working environment to meet the performance criteria as required by the end user. We do not intend to establish manufacturing operations of our own. Nor do we intend to establish extensive marketing and distribution operations of our own. Our business model is centered on the sale and/or licensing of our technologies through strategic partnerships with companies that have established manufacturing, sales and marketing infrastructures. By way of example, companies that could be potential partners for our shielded nuclear material detection technology may be: Lockheed-Martin, General Atomics, Raytheon and other such companies. Currently we do not have any partnership agreements or material contracts with the aforementioned companies.

Our primary role is to add value by initially developing, and providing the enabling core intellectual property to our customers and partners. Typically, after licensing, we will remain involved as a consultant for the customer to ensure appropriate technology transfer to the customer and to assist with any improvements or modification that may be needed during the course of commercialization. This is a highly leveraged business model that is believed by management to offer the greatest advantages in terms of corporate flexibility, and reduced capital requirements compared to a traditional research and development operation. However, management is opportunistic and may consider adopting a production model if the right conditions are met. We will pursue all avenues that will lead the commercialization of our technologies.

Since our business model is to establish partnerships during development and ultimately as production and marketing partners for our technologies, we are constantly looking for and evaluating potential strategic partners. We especially require partnerships to take advantage of the business opportunities available through government agencies such as the Homeland Security Advanced Projects Agency (HSARPA), The Defense Advanced Research Projects Agency (DARPA) and others. A partnering relationship with experienced companies that have a positive track record of providing products or services to the government agencies that are our potential customers in the related field will probably increase the likelihood that we could secure money from the government to develop one of our technologies for a specific government need.

The following is a general example of a technology development plan:

1.) A market opportunity is identified in an area of interest to us. 2.) A technical assessment of the opportunity and existing related technologies is performed with an appropriate combination of in-house and outside analysis. 3.) If the technical assessment indicates a viable market, research is performed to identify and define an appropriate technology. 4.) The technology identified in the previous step is reevaluated in light of the expected development costs and market opportunity. A decision is made to proceed with identified technology, suspend development, or research supplementary approaches. 5.) Intellectual property is secured through initiation of the patent process and/or identified technology is licensed. Selected technologies may be kept proprietary or trade secret. 6.) Selected technology is validated by an appropriate laboratory under contract. 7.) Once successfully validated, the technology is then marketed to appropriate entities for licensing or sale. Depending on the technology being developed, a strategic partnership arrangement may be consummated at many different points along the development track.

The company intends to commercialize our technologies through: strategic partners, joint-venture partners, licensees, and other customers who will carry out project implementation, manufacturing, end-user marketing activities, and deployment of our technologies. We intend to generate revenue from the licensure, sale, and other usage agreements associated with our technologies.

During 2003, we officially entered the Homeland Security market with a new technology being developed under contract for Nuclear Solutions by Boris Muchnik, one of our scientific consultants. This new technology is being developed to address the problem of detecting shielded nuclear materials so that they may be intercepted in transit through United States borders.

In February, 2003, we began business development operations in Moscow. The Moscow office is staffed by Dr. Alexander Nigmatulin, our Director of Russian business development. The Russian office is responsible for identifying licensable technologies and to secure additional research capacity within the Russian academic and scientific establishment as the need arises. Additionally, the Moscow office will contract with qualified research facilities and personnel as well as assess any additional business opportunities that may exist within the Russian scientific and technical infrastructure. We initially hired Dr. Nigmatulin in February 2003 on a contingency basis. As of December 2003, we have executed a comprehensive twelve-month consulting contract for business development, scientific and research consulting services. The consideration for these services over the course of the next twelve months is 1,000,000 shares of our common stock. At present, we have a shared office arrangement with Dr.
Nigmatulin at the Moscow Institute of Steel and Alloys and do not have a commitment or requirement for rent. We believe that this arrangement is adequate for our needs and activities in Russia. During the last twelve months our Director of Russian Business Development, assembled a scientific advisory board consisting of Twenty-four selected scientists from a wide spectrum of disciplines and areas of expertise. The prominent scientists come from organizations such as the Russian Academy of Sciences, the Russian Defense Industrial complex, and private and state owned R&D companies. The scientists have agreed to remain in standby mode until presented with a specific project. The terms and conditions of a contractual consulting arrangement with a selected scientist or group of scientists will be negotiated at that time. To date we have not activated the services of the Russian Scientific Advisory Board. Currently our Moscow office is investigating various anti-terrorist technologies and additional tritiated water remediation methods developed within the Russian scientific community.

In June of 2003, Patrick Herda, a director, and previously Vice President of Business Development was appointed to the position of President and Chief Executive Officer by the board of directors. We devoted a significant portion of our time to evaluating, planning, and reorganizing the business strategy of the company. These activities were undertaken with the goal of structuring the company for the highest probability of securing long-term operating capital to fund our operations. We evaluated our portfolio of projects and technologies in relation to the following criteria: market demand and trends, capital requirements, government regulations, time and effort to bring a technology to market, expected time to return revenue, financeability, our available resources, and overall synergism with other projects. Our goal was to come up with a corporate strategy and technology mix that would be the best fit with our corporate strengths. In addition to this, we wanted to reduce the number of projects we were pursuing, streamline operations, and reduce operating expenditures.

After careful evaluation, we determined that it would be in the company's best interest to indefinitely suspend work on the photonuclear reactor technology and any related or derivative projects. We evaluated potential market demand in light of current economic conditions and redirection of government resources to improving homeland security and those appropriated for military expenditures. We concluded that until the economic situation improves greatly, and the threat of homeland terrorism is sufficiently mitigated, and the country is no longer on a wartime stance, a new type of nuclear reactor technology would be extremely difficult to fund, develop, and build. As of April 5, 2004, we sent notice to Global Atomcs Licensing, Ltd.(GALL), the licensor of the technology, and unilaterally terminated the license agreement which was originally executed on September 11, 2001. Currently no royalties or commissions are due to GALL.

In March of 2002, we initiated a program with the Institute of Industrial Mathematics Ltd. (1995) to develop and acquire rights to a gas-hydrate based method of treating tritium isotope contaminated water, which we called GHR. During the third quarter of 2003, the project was terminated by both parties and the mutual contractual obligations are in dispute. Management expects a satisfactory outcome and does not expect a material impact to our business. The former technology was replaced with a new method being developed for Nuclear Solutions by the Company.

Based upon our evaluation, we have refocused our business objectives in the previously mentioned areas of Homeland Security, specifically portable nuclear weapon and shielded nuclear material detection, Nanotechnology, specifically nuclear micro battery technology, and nuclear remediation, specifically tritiated water processing. Over the next 12 months, we plan on raising working capital to fund development of these technological areas through private placements of debt or equity, using our common stock in lieu of cash, and applying for government grants, where appropriate.

Our significant assets include our portfolio of intellectual property which includes trade secrets and know-how in the areas of nuclear weapon detection via gravitational anomaly, detritiation of nuclear wastewater; and our license option agreement for nuclear micro battery technology covered by U.S. Patents Nos. 5,087,533; 6,118,204; 6,238,812, as well as our contractual relationship with our technical consultant Boris Muchnik.



(b)   Business of the Issuer.


(d)   Our Employees

We believe that the success of our business will depend, in part, on our ability to attract, retain, and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel.

We have three executive officers. Patrick Herda is the President and Chief Executive Officer. John Dempsey is the Vice President of Industry relations and a director. Jack Young is our Vice President for Corporate Development. In addition to the named officers, we retain the following independent contractors and consultants: 2- technical and scientific, 3-business consultants, 1-lobbyist, 2-legal, and 2-administrative. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

We cannot assure you that we will be able to successfully attract, retain, and motivate a sufficient number of qualified personnel to conduct our business in the future.

(e)   Risk Factors


Cautionary Factors that may Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or not or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's common stock.

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Risk Factors:

INTELLECTUAL PROPERTY RIGHTS

The  company  regards  its  patents,   trademarks,   trade  secrets,  and  other
intellectual property (collectively, the "Intellectual Property Assets") as critical to its success. The company relies on a combination of patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its Intellectual Property Assets.

We generally enter into confidentiality and invention agreements with our employees and consultants. However, patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

Our pending patent applications may not be granted for various reasons, including the existence of similar patents or defects in the applications;

Parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;

The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;

Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and

Other persons may independently develop proprietary information and
techniques   that,   although   functionally   equivalent  or  superior  to  our
intellectual proprietary information and techniques, do not breach our patented or unpatented proprietary rights.

Because the value of our company and common stock is rooted primarily in our proprietary intellectual property, our inability to protect our proprietary intellectual property or gain a competitive advantage from such rights could have a material adverse effect on our business.

In addition, we may inadvertently be infringing on the proprietary rights of other persons and may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

We anticipate that any business model we develop will be subject to change. At this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

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

Management of Growth

The Company expects to experience growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company may need to hire scientists, as well as sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. During strong business cycles, the Company may experience difficulty in filling its needs for qualified personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition may be materially adversely affected.

Risks associated with acquisitions

As a major component of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business could be disrupted and its management's time and attention diverted; the Company could be unable to integrate successfully.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

We have had limited working capital and we are relying upon notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

New Business

We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.

Potential fluctuations in quarterly operating results -

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount  and timing of  capital  expenditures  and other  costs  relating  to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management team, Directors and key contractors. If we lost the services key members of management or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders, or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

The independent auditor's report issued in connection with the audited financial statements of the company for the period ended December 31, 2003, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Delays in the Introduction of Our Products

The Company may be subject to regulation by numerous governmental authorities. Failure to obtain regulatory approvals or delays in obtaining regulatory approvals by the Company, its collaborators or licensees would adversely affect the marketing of products developed by the Company, as well as hinder the Company's ability to generate product revenues. Further, there can be no assurance that the Company, its collaborators or licensees will be able to obtain the necessary regulatory approvals. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations that could adversely affect the business of the Company.

Dependence on Independent Parties to Produce our Products

The Company may be dependent upon current and future collaborations with and among independent parties to research, develop, test, manufacture, sell, or distribute our products. The Company intends to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on such collaborations include, but are not limited to 1) the ability to negotiate acceptable collaborative arrangements, 2) the fact that future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold, 3) such collaborative relationships may actually act to limit or restrict the Company, 4) collaborative partners are free to pursue alternative technologies or products either on their own or with others, including the Company's competitors 5) the Company's partners may terminate a collaborative relationship and such termination may require the Company to seek other partners, or expend substantial additional resources to pursue these activities independently. These efforts may not be successful and may interfere with the Company's ability to manage, interact and coordinate its timelines and objectives with its strategic partners.

Government Regulation

Our products and technologies and our ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Depending on the technology, regulatory approvals and certification may be necessary from the Department of Transportation, Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, Department of Defense, and other federal, state, or local facilities. Failures or delays by the company or its affiliates or licensees in obtaining the required regulatory approvals would adversely affect the marketing of products that the company develops and our ability to receive product revenues or royalties.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker- dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Potential Inability of Officers to Devote Sufficient Time to the
Operations of the Business

Our officers are not currently being paid salaries. Unless we are able to secure additional funding for operations, we cannot guarantee that they will be able to continue to devote sufficient time to the operations of the business. Item 2. Description of Property.


Our principal business address is 1825 I Street NW, Suite 400 Washington, DC 20036 and our principal mailing address is 5505 Connecticut Ave NW, #191, Washington, DC 20015.

On October 1, 2003 the company signed a one year lease for a 300 ft office space at 1050 Connecticut Ave NW, Suite 1000, Washington, DC 20036. The executive office facility provides approximately 2,000 sq feet of shared office facilities including meeting and training rooms. The monthly cost under the terms of the lease was $2,800 per month for an annual commitment of $33,600. In November of 2003 we disputed the terms of the lease. As of the date of this report, the terms of the lease are still in dispute and we no longer occupy the space. At this time, we believe that the dispute will be settled, without adverse material impact to the company.

We have arranged for temporary facilities on a month-to month agreement at our new principal address whereby we can utilize office space, conference rooms, and other facilities on an ad-hoc basis. The square footage of the facility is approximately 5,0000 Sq ft. and approximately 1,500 is shared. The annual cost is approximately $3,600. We believe that this is adequate for our purposes on a temporary basis. We are investigating locating to a larger office facility when a suitable arrangement is made.

Item 3.   Legal Proceedings.

         The Company is not a party to any pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

(a)       Market Information.

         Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol NSOL. Table 1 sets forth the high and low bid information for each fiscal quarter beginning March 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ Data.
Table 1.

Fiscal Quarter Ended
                                    High                       Low

December 31, 2003                   0.094                     0.07
September 30, 2003                  0.16                      0.114
June 30, 2003                       0.40                      0.33
March 31, 2003                      0.56                      0.44

December 31, 2002                   0.60                      0.73
September 30, 2002                  0.48                      0.51
June 30, 2002                       0.80                      0.84
March 31, 2002                      1.16                      1.18

(b)   Shareholders.

         Our company has approximately 984 shareholders of its common stock as of December 31, 2003 holding 28,441,211 common shares.

(c)   Dividends.

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(d)   Recent Sales of Unregistered Securities

         During the fourth quarter of 2003, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

         On November 12, 2003, we entered into a Licensing Option Agreement with Jackie Brown for one year concerning the certain patented technologies. We authorized the issuance of 100,000 common shares as consideration for the option.

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



Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

Nuclear Solutions, Inc. is a technology development company engaged in research and development, organizational efforts, raising capital, and commercialization of theoretical, commercially unproven and development stage technologies. The Company has not had any revenues since inception (February 27, 1997) through December 31, 2003. Accordingly, the Company is defined in the Statement of Financial Accounting Standards No. 7, as a development stage company. With any development-stage company of this nature there are inherent risks, which may prohibit The Company from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and The Company will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, The Company will have no operating revenues but will continue to incur substantial expenses.

During the fiscal year ending December 31, 2003, research and development costs expensed to the company were $223,962 compared to $269,710 in fiscal year 2002.

During the year ended December 31, 2003, we devoted a significant portion of our time to evaluating, planning, and reorganizing the business strategy and financial structure of the company. These activities were undertaken with the goal of structuring the company for the highest probability of securing long-term operating capital to fund our operations. We evaluated our portfolio of projects and technologies in relation to the following criteria: market demand and trends, capital requirements, government regulations, time and effort to bring a technology to market, expected time to return revenue, financeability, our available resources, and overall synergism with other projects. Our goal was to come up with a corporate strategy and technology mix that would be the best fit with our corporate strengths, collective experience, and onboard expertise, as well as having the highest probability of increasing shareholder value and facilitating contemplated capital raising transactions. In addition to this, we wanted to reduce the number of projects we were pursuing, streamline operations, and reduce operating expenditures. We have reduced operating expenses.

During the last quarter of 2003, we also initiated discussions with our main creditor to restructure and consolidate the outstanding principal and balance owed of $973,135.42. On January 8, 2004, The Company entered into a debt restructuring agreement whereby repayment of a series of promissory notes and associated interest will be deferred for a minimum of 12 months or until the company receives a minimum investment of 2 million dollars. The Principal and interest, at the discretion of the company, will then be paid back at a price of either .084 cents per share, or by paying back in cash, or a combination of cash and stock. The company will also issue 2,000,000 shares as an incentive immediately upon demand. The voting rights to all shares under the terms of this agreement shall vest with the Board of directors for a period of two years. The lender also agreed to provide up to $50,000 additional dollars for working capital under the terms the agreement.

In 2003, we borrowed approximately 148,500 through debt financing. To the date of this report, we can access approximately $40,000 additional dollars in working capital under the terms of our debt consolidation agreement. Based upon current projections, and due to the fact that we have significantly reduced our operating expenses and our executive officers and contractors have either agreed to defer their compensation or are compensated in common stock alone, we believe that we can operate until the beginning of 2005 with currently available resources. We do anticipate being able to raise additional working capital through private placements of debt and/or equity, although no assurance can be given that we will be successful in raising additional working capital.

Our technologies include our portfolio of intellectual property which includes trade secrets and know-how in the areas of nuclear weapon detection via gravitational anomaly, detritiation of nuclear wastewater; and our license option agreement for nuclear micro battery technology covered by U.S. Patents Nos. 5,087,533; 6,118,204; 6,238,812, as well as our contractual relationship with our technical consultant Boris Muchnik.

Our plan of operation over the next twelve months is to aggressively raise additional operating capital through the use of debt or equity financing. We anticipate raising a maximum of $5,000,000 dollars over the course of the next twelve months. The funds will be used to accelerate the development of our current technologies as well as increase staffing levels and promotional activities. The twelve month plans for our technologies follow this section.

Shielded Nuclear Material/ Portable nuclear weapon detection

We are developing a new and unique technology to be integrated into a passive primary portal system that would screen trucks and shipping containers in real time for the presence of shielded nuclear weapons useable materials such as Uranium(U-235) and Plutonium (Pu-239).

Over the course of the next twelve months, intend to raise the working capital required to construct and demonstrate a prototype device. We will solicit for government funding through programs at Homeland Security Advanced Projects Agency and others. We will also attempt to secure a developmental partner at this early stage. If we were to secure a developmental partner with adequate resources, development would be able to proceed on an expedited basis. We estimate that we will require approximately $800,000 dollars to build a prototype within twelve months. We intend to raise the money for this project though private placements of debt, or equity, government funding, or funding from a strategic partnership, We cannot guarantee that we will be able to raise the funding necessary to perform the development work or that the results for the development effort will be successful. Furthermore we, cannot guarantee commercial product success even if we are able to successfully complete the development effort.

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

Over the course of the next twelve months, we intend to further evaluate the technology and form a teaming arrangement with Lawrence Livermore National Labs, or an equivalent. The cost to develop this technology will be determined upon completion of specific development arrangements with the selected laboratory. Based on previous discussions with Laboratory personnel, we estimate the project will require a minimum of $1,000,000 dollars. We will need to raise additional money to fund this development effort. We intend to raise the money for this project though private placements of debt, or equity, government funding, or funding from a strategic partnership, We cannot guarantee that we will be able to raise the funding necessary to perform the development work or that the results for the development effort will be successful. Although the nuclear micro-battery principle of operation was validated by an outside laboratory, this technology is a development stage technology. As a development stage technology, we cannot guarantee that it can be successfully commercialized.

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

Our plan of operation for the next twelve months consists of: filing a patent application, engaging in pre-marketing discussions with potential customers, attempting to secure a strategic or developmental partner, and building a prototype and validating performance with an outside laboratory under contract. We anticipate the overall development cost not to exceed $500,000. However, since this is a development stage technology the final development cost may differ substantially from what we currently anticipate. We will need to raise additional money to fund this project. We intend to use debt, equity or a combination thereof to fund this project. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring the technology to the marketplace.

Item 7.   Financial Statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.



Item 8A.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a) above there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

CODE OF ETHICAL CONDUCT

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

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us; Compliance with applicable governmental laws, rules and regulations,

The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical

Conduct; and Accountability for adherence to the Code.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Nuclear Solutions, Inc.

(a)   Directors and Executive Officers

Directors,  Executive Officers,  Promoters and Control Persons;  Compliance with
Section 16(a) of the Exchange Act.

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name                        Age       Position(s)
Patrick Herda               34        President, CEO, Chairman, Board Directors
John Dempsey                61        Vice President of Industrial Relations,  Secretary,
                                      CFO, Treasurer, Member, Board of
                                      Directors
Boris Muchnik               57        Technical Consultant
John Powers, Ph.D.          69        Member, Board of Directors
Jack Young                  74        Vice President

Patrick Herda, President, CEO, Chairman, Board of Directors

Patrick Herda, Joined Nuclear Solutions, Inc. in September 2001. He became the company's President and CEO on June 19, 2003. As a full time officer, Herda provides the company with a portfolio of skills that blends business experience with scientific and technical aptitude developed in the course of working with technology companies over the last ten years. Herda's business background includes operations management, strategic planning, marketing, communications, business development, and fiscal planning. He has aptitude and experience in business, science, and technology that includes nuclear science, management of R&D, and industrial process control systems. From September 2001 to June 2003, he served as Vice President of Business Development for Nuclear Solutions, Assistant Secretary, and Chief Financial Officer. During that time, he was responsible for creating and managing strategic alliances with government and industrial partners, as well as identifying and developing new business opportunities for the company. From 1997 to 2001, Mr. Herda held the following concurrent positions: From 1997 to 2001, Herda was a managing member Particle Power Systems, LLC., a private nuclear R&D company. As a managing member, he was responsible for general operations concerning the development of innovative nuclear micro-battery power technologies for military and aerospace applications. From 1993 to 1995, Herda served as Vice President for Butler Audio, a Start-Up design and manufacturing firm for audio consumer electronics products. He successfully managed new product introduction, manufacturing, and strategic planning. Mr. Herda attended Drexel University in Philadelphia, PA, where he studied Commerce and Engineering, and Regis University in Denver, CO. where he studied business finance. Mr. Herda currently holds memberships in the American Nuclear Society, International Association for Energy Economics, and the Institute of Nuclear Materials Management.

John Dempsey, Vice President of Industry Relations, Director

John Dempsey, joined the company in January 2002 and is currently serving as the company's Vice President of industrial relations, CFO and Director. From July 2002 to June 2003, Mr. Dempsey served as a Director, President, and CEO. From January 2002 to July 2002 Mr. Dempsey served as the company's Executive Vice President and Chief Operating Officer. Currently, as Vice President of Industry Relations, Mr. Dempsey is responsible for general operations of the company as well as developing and maintaining relationships with the nuclear and defense sectors as they relate to our businesses. Mr. Dempsey has agreed to devote approximately eighty percent of his full time and attention to our business and affairs in the capacity of vice president of industrial relations. From 1997 to 2001, Dempsey was the vice president of METALAST International, Inc., the world's leading supplier of proprietary computer-controlled anodizing technologies. From 1995 to 1997, he served as president & CEO of U.S. Environmental Group, Inc., which provided hazardous waste remediation equipment and services to major oil companies, the government, and other industrial concerns. From 1990 to 1995, he provided consulting services relating to cogeneration, utilities, industrial, and public works projects. From 1969 to 1989, Mr. Dempsey held various positions with Bechtel Power Corp., primarily managing construction and start-up of major nuclear and fossil-fueled power projects worldwide. Mr. Dempsey was graduated with a B.S. from the U.S. Naval Academy and was selected by Admiral Rickover to serve as a commissioned officer on nuclear submarines. He subsequently received certification from the U.S.N.
Nuclear Power School, and then served aboard the U.S.S. Sargo and the U.S.S. Seadragon. Later, he earned certificates in Nuclear Engineering from MIT and Georgia Tech. Dempsey is also registered with the State of California as a professional nuclear engineer and a professional mechanical engineer.

John Powers, Ph.D, Member, Board of Directors

John R. Powers, was appointed to the Board of Directors in June 2002. He is also the Chairman and CEO of Corporate Communication Resources Incorporated of Princeton, New Jersey (CCRI) since 1990 to the present. CCRI is an alliance of subject matter and process management experts created to address the emerging terrorist threat. These include senior executives who played significant roles in the development of the nation's contingency planning, continuity of operations, emergency preparedness, mobilization, planning, and infrastructure assurance programs. From 1996 to 1998, Dr. Powers served as a Commissioner and the Executive Director of the President's Commission on Critical Infrastructure Protection (PCCIP). He managed the research, provided overall direction to the Commission's deliberations, and led the formulation of the National Structures recommendations subsequently adopted by President Bill Clinton. From 1983-1996 Dr. Powers served at the Federal Emergency Management Agency (FEMA). From January 1993 to January 1995 he served as the Director of Region V in Chicago, Illinois, and had responsibility for the Federal response to the "Great Midwest Flood" in Minnesota, Wisconsin and Illinois. From January 1995 to July 1996, he organized the Alternative Dispute Resolution Program for the Agency. Earlier at FEMA, he headed the Office of Civil Preparedness and then the Office of Federal Preparedness. From 1978 to 1983, Dr. Powers was with the Department of Energy. In 1978, as the Director of Research and Development Strategies, he served first as the Executive Director for the Interagency Review Group on Nuclear Waste management and prepared the report to President Jimmy Carter on that subject. During 1980-81, Dr. Powers served as Executive Director of the "Interim" Alternative Fuels Program and was responsible for the award of seven billion dollars to stimulate new alternative energy projects. He later served as the Director of Research and Technical Assessment in the Office of Energy Research. From 1972 to 1978, Dr. Powers served as a consultant to the Department of Defense (DOD), Department of Energy (DOE), the Federal Energy Administration, and the Energy Research and Development Administration (ERDA). During this period, he assessed the performance of advanced weapons systems, prepared the ERDA Electric Utility Study and developed the National Coal Model. In 1954, at the age of 19, Powers entered the U.S. Naval Flight Training program and upon completion was commissioned in the United States Marine Corps. After leaving active duty in 1958, he continued in the Marine Corps Reserve. As a reservist, he commanded an A4 squadron at Willow Grove, Pennsylvania, and later, in Washington, developed the concept and managed preparation of the Marine Corps Mobilization Management Plan and the DOD Master Mobilization Plan. Dr. Powers holds a B.S. degree from Columbia University, an M. Div. degree from Princeton Theological Seminary, and a Ph.D. in physics from the University of Pennsylvania.

John C. (Jack) Young, Vice President, Development

Jack Young, is the Vice President of Development for Nuclear Solutions, Inc., appointed October 2003. Mr. Young's role is to develop and refine the corporate business strategy as well as marketing and business development activities. From 1998 to the present, in addition to his duties with Nuclear Solutions, Inc., Mr. Young has been a Consultant to Star Teks, Inc., an executive search firm, and Corporate Communication Resources Incorporated of Princeton, New Jersey (CCRI), an emergency planning firm. From 1987 to 2001, Jack Young was the Acting United States Commissioner and Deputy Commissioner of the Commission to Study Alternatives to the Panama Canal, appointed by Presidents Reagan and Bush (1987
- 2001). He was a Member of the Reagan Administration Transition Team, responsible for the Nuclear Regulatory Commission transition activities between the Carter and Reagan Administrations. From 1988-1994 he was the Vice Chairman of Holifield Exploration Corporation and President of the Computer Systems Group. From 1975-1986 he served as President of International Energy Associates, Limited. From 1973-1975 during the Nixon-Ford Administration, he served as the Commissioner of Public Services Administration at the U. S. Department of Health, Education and Welfare. From 1971-1973 Young was President of the Computer Systems Group of Computer Science Corporation (NYSE). From 1968-1971 he was Chairman and President of Time Sharing Terminals, Inc. From 1961 - 1968 he served as Vice President of NUS Corporation, a nuclear energy consulting firm. Mr. Young spends fifty percent of his time on business development work for Nuclear Solutions, Inc. Jack Young is a graduate of the U. S. Naval Academy, having served in both diesel and nuclear submarines. He was also an early member of the Rickover nuclear power program


(b) Identify Significant Employees.

BORIS MUCHNIK, TECHNICAL CONSULTANT

Boris Muchnik brings high-technology commercialization expertise full time to Nuclear Solutions. He joined the team in 2002. Muchnik holds over two dozen U.S. and international patents, which are the intellectual property basis for products used worldwide. Previously, as the founder, technology inventor and CEO of KerDix, Muchnik conceived, patented, and commercialized the recordable/erasable CD technology, which is utilized today in multiple audio and data storage/retrieval applications such as the Sony mini-disc and computer data devices. Subsequently, he constructed the world's first manufacturing plant for recordable/erasable CDs in Wiesbaden, Germany. Muchnik has held executive technical leadership positions with Fortune 500 companies, developing and manufacturing high-performance laser data storage systems. He has invented core technologies for other successful entrepreneurial companies, including MemArray, Inc., which developed VCSEL laser array technology for high-performance CD applications; MOST Corporation, and CaliPer, Inc. From 2002-present, Muchnik is technical and scientific Consultant to Nuclear Solutions, Inc. From 2001-2002 Muchnik served as Vice President, Manufacturing Operations, at ColorLink, Inc. Boulder, Colorado. He developed and manufactured optical assemblies for High-Definition TV applications. From 1999-2001 Muchnik worked at Laser Program Coordinator, CoorsTek, Inc., Golden, Colorado. There, he designed, developed, and fabricated hardware/equipment for laser micro-machining of ceramic materials. From 1967 to 1970 Muchnik performed graduate research at Kurchatov's Institute of Atomic Energy, Russia's leading nuclear weapons lab. He participated in pioneering research for the Laser Isotope Isolation Project. Muchnik received his degree of engineer-physicist, specializing in nuclear physics, from Moscow Institute of Physics and Technology, Russia's most prestigious technology school. He received the equivalent of a doctorate in nuclear chemistry from the Institute of Physical Chemistry, Laboratory of Chemistry of Transuranium Elements of the Russian Academy of Sciences. Muchnik spent two years performing post-graduate research in Laser Raman Spectroscopy at Polytechnic Institute of New York upon arrival in the U.S. in 1976. He is a naturalized U.S. citizen who has been a Colorado resident since 1980. (c) Family Relationships.

         None

None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge.

(d) Involvement in Certain Legal Proceedings.

A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;_ Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);_ Subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and_ Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

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

We received no reports covering purchase and sale transactions in our common stock during 2003, and we believe that each person who, at any time during 2003, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2003, except as follows: John Dempsey, Jack Young, and John Powers. The aforementioned were not able to file timely filings due to the lack of electronic filing codes. The filings will be completed upon acquisition of individual codes for the filers. This is expected to be completed by within 30 days of the filing of this report.

The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and Accountability for adherence to the Code.

Item 10.   Executive Compensation.

The following table sets forth the compensation of the executive officers for the year ended December 31, 2003.
Summary Compensation Table

                                     Annual Compensation   Long-term Compensation
                                     -------------------   -----------------------
                        Fiscal       Salary/               Stock
Name                    Year         Fees          Bonus   Awards (#)      Options(#)
                                     ---------------------------------------------------
Patrick Herda(1)        2003         $150,000(1)   -0-     -0-             -0-
John Dempsey(2)         2003         $175,000(2)   -0-     -0-             -0-
Jack Young(3)           2003         $150,000(3)   -0-     -0-             1,000,000
Adrian Joseph(4)        2003         $144,0004)    -0-     -1,000,000-     -0-
Qi Ao(5)                2003         $175,000(5)   -0-     -0-             -0-

1. Patrick Herda as the President has an annual base salary of $150,000. As of December 31, 2003, Mr. Herda was paid $18,225 of his salary and the unpaid balance is accruing as a corporate obligation. On October 12, 2002 the board authorized an option for Mr. Herda to purchase 1,750,000 shares of the Company's $0.0001 par value common stock. As of December 31, 2003 the option was not priced or issued.

2. John Dempsey, a vice-president, has an annual base salary of $120,000. During the year ended December 31, 2002, Mr. Dempsey was paid $14,221 of his salary and the unpaid balance is accruing as a corporate obligation. On October 12, 2002 the board authorized an option for Mr. Dempsey to purchase 1,000,000 shares of the Company's $0.0001 par value common stock. As of December 31, 2003 the option was not priced or issued.

3. On October 2, 2003, the company hired Jack Young as the vice president of corporate development whereby the company is to issue an option for Mr. Young to purchase 1,000,000 shares of the Company's $0.0001 par value common stock at
13.2 cents per share over the period of one year. On November 7, 2003 the board of directors authorized the issuance of the option. As of December 31, 2003 the option was unissued.

4. On February 1, 2002, the Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the year ended December 31, 2002, the amount accrued was $96,810. For the year ended December 31, 2003, the wages expensed was $72,000 and the amount paid in cash was $11,109. As of December 31, 2003, the balance of accrued executive compensation was $157,701. On October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. On June 30, 2003, these shares have been issued. On August 22, 2003, Mr. Joseph resigned as an officer and director of the Company. The company and Dr. Joseph have reached a tentative agreement whereby Dr. Joseph would forgive his accrued executive compensation. We plan on finalizing terms during the 2nd quarter of 2004.

5. On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the year ended December 31, 2002, the amount accrued was $125,480. On July 24, 2003, the contract was terminated and the Company agreed to issue 300,000 shares of the Company's $0.0001 par value common stock to him. For the year ended December 31, 2003, the wages expensed was $87,500 and the amount paid in cash was $18,190 and the amount paid in stock was $194,790 to settle all compensation arrangements with Mr. Ao. As of December 31, 2003, the balance of accrued executive compensation was $0.

Advisory Board Compensation

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the year ended December 31, 2002, the amount accrued was $378,000 to be paid back with common stock. During the year ended December 31, 2003, the Company issued a total of 120,000 shares to these individuals and the balance in accrued executive compensation was $0 as of December 31, 2003.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2003.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of our common shares.

(a) Beneficial Ownership of more than 5% based on 28,441,211 common shares. This number of shares (1)

Beneficial Ownership of 5%.

Table 1.
(1)                       (2)                    (3)                   (4)
Title of Class            Name and Address       Amount and Nature     Percent of Class
Common Stock


Total
NONE


(b) Security Ownership of Management. Based on 28,441,211 shares as set forth in (a) above as of December 31, 2003.


Table 2.
(1)                       (2)      (3)                                 (4)
Title of Class            Name and Address  Amount and Nature          Percent of Class
Common Stock

John Dempsey              5505 Connecticut Ave NW       -0-
                          Suite 191
                          Washington, DC 20015
                          1050 Connecticut Ave NW
                          Washington, DC 20036

Patrick Herda             5505 Connecticut Ave NW       1,000,000      3.52%
                          Suite 191
                          Washington, DC 20015

John Powers               5505 Connecticut Ave NW       20,000         .07%
                          Suite 191
                          Washington, DC 20015

Jack Young                5505 Connecticut Ave NW       -1,000,000-
                          Suite 191
                          Washington, DC 20015
                                                        -0


* Options as yet unissued.


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

On November 7, 2003, the Company authorized the issuance of options to purchase a total of 1,000,000 shares of the Company's $0.0001 par value common stock at $0.132 per share exercisable over one year to a Jack Young, Vice President of Development. The fair value of the options has been estimated on the date the board authorized the transaction using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.006. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6%, zero dividend yield, volatility of the Company's common stock of 14% and an expected life of the options of one year.

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

NONE

Item 13.   Exhibits and Reports on Form 8-K.

(a)   Exhibits


*3.1 Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001 changing corporate name to Nuclear Solutions, Inc.

*3.2     Articles of Incorporation of Stock Watch Man, Inc.

*3.3     Bylaws of Nuclear Solutions, aka, Stock Watch Man, Inc.

*20.1    Code of Ethical Conduct

23       Consent of Independent Certifying Accountant

31.1     Chief  Executive   Officer-Section   302   Certification   pursuant  to
         Sarbanes-Oxley Act.

31.2     Chief  Financial   Officer-  Section  302  Certification   pursuant  to
         Sarbanes-Oxley Act.

32.1     Chief  Executive   Officer-Section   906   Certification   pursuant  to
         Sarbanes-Oxley Act.

32.2     Chief  Financial   Officer-  Section  906  Certification   pursuant  to
         Sarbanes-Oxley Act.

* Previously filed.



(b) Reports on Form 8-K.

         We filed two reports on Form 8-K during the fourth quarter ending December 31, 2003. We filed one report on December 18, 2003, disclosing a change in corporate address under Item 5 Other Events and Regulation FD Disclosure. We filed a report on November 13, 2003, disclosing a press release under Item 5, Other Events and Regulation FD Disclosure.

Item 14.   Principal Accounting Fees and Services.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Beckstead & Watts, LLP of Las Vegas, Nevada

                                    Year End 12-31-02 Year End 12-31-03
Audit Fees                               $10,500           $12,000
Audit-related Fees
Tax Fees
All other fees
Total Fees                               $10,500           $12,000


The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's serves as the company audit committee.

The Company's principal accountant, Beckstead & Watts, LLP did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2004


Nuclear Solutions, Inc.



By: Patrick Herda                      By:
Title:President, CEO                   Title:V.P, Treasurer,Sec., CFO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                     April 21,2004
By:/s/ Patrick Herda
Title:President, CEO, Director



                                                     April 21, 2004
By:
Title:V.P., Sec., CFO, Director

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS
                                      AS OF
                           DECEMBER 31, 2003 AND 2002


                                       AND


                            STATEMENTS OF OPERATIONS,
                      CHANGES IN STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                               AND FOR THE PERIOD
                                  MARCH 1, 2002
                               (DATE OF INCEPTION)
                                     THROUGH
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

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

BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS


                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Nuclear Solutions, Inc.
Washington, D.C.

We have audited the Balance Sheets of Nuclear Solutions, Inc. (the "Company") as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2003 and 2002, and for the period March 1, 2002 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Solutions, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and for the period March 1, 2002 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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

April 16, 2004

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                 Balance Sheets

                                                                        December 31,
                                                                    2003            2002
                                                                ----------------------------
Assets
Current assets:
  Cash and equivalents                                          $        26      $    15,410
  Prepaid consulting fees                                                --           23,750
                                                                ----------------------------
  Total current assets                                                   26           39,160
                                                                ----------------------------

Fixed assets, net                                                    20,751           10,069

Acquired technology, net                                                 --           65,250

Security deposit                                                        535            8,326
                                                                ----------------------------
                                                                $    21,312      $   122,805
                                                                ----------------------------

Liabilities and Stockholders' (Deficit)

Current liabilities:
  Accounts payable                                              $    42,606      $    52,316
  Accrued expenses                                                  183,371          204,313
  Accrued executive compensation                                    753,249        1,008,285
  Contingent liabilities                                            205,600           13,127
                                                                ----------------------------
    Total current liabilities                                     1,184,826        1,278,041

Long-term liabilities:
  Convertible debt                                                  485,000          485,000
  Convertible debt - related party                                   59,500           62,000
  Accrued interest                                                   78,625           30,125
  Accrued interest - related party                                    7,400            3,375
  Line of credit                                                    408,500          120,000
                                                                ----------------------------
    Total long-term liabilities                                   1,039,025          700,500
                                                                ----------------------------
                                                                  2,223,851        1,978,541
                                                                ----------------------------

Stockholders' (deficit):
  Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                         --               --
  Common stock, $0.0001 par value, 100,000,000 shares
    authorized, 28,441,211 and 22,489,250 shares issued and
    outstanding at 12/31/03 and 12131102, respectively                2,844            2,249
  Additional paid-in capital                                      3,294,207        2,015,029
  Deferred compensation                                            (235,332)        (547,684)
  Prior period adjustment                                            61,000           61,000
  (Deficit) accumulated during development stage                 (5,325,258)      (3,386,330)
                                                                ----------------------------
                                                                 (2,202,539)      (1,855,736)
                                                                ----------------------------
                                                                $    21,312      $   122,805
                                                                ----------------------------

   The accompanying notes are an integral part of these financial statements.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Operations

                                                                                       February 27, 1997
                                                              For the years ended        (inception) to
                                                                  December 31,             December 31,
                                                            2003              2002              2003
                                                        ------------------------------------------------
Revenue                                                 $                 $                 $

Expenses:
Depreciation & amortization                             $      3,995      $      3,949      $     97,088
Consulting fees                                            1,180,335           841,111         2,514,446
Legal fees                                                    53,974            81,540           160,514
Executive compensation - related party                       460,753           825,496         1,866,691
General and administrative expenses                          122,096           219,226           503,332
Impairment of acquired technology                             65,250            17,400            82,650
                                                        ------------------------------------------------
     Total expenses                                        1,886,403         1,988,722         5,224,721
                                                        ------------------------------------------------

Other expenses:
Interest expense                                             (49,300)          (30,125)          (79,425)
Interest expense - related party                              (3,225)           (3,133)           (6,116)
(Loss) due to write down of fixed assets                                       (14,996)          (14,996)
                                                        ------------------------------------------------
Total other expenses                                         (52,525)          (48,254)         (100,537

Net (loss)                                              $ (1,938,928)     $ (2,036,976)     $ (5,325,258)
                                                        ------------------------------------------------

Weighted average number of
common shares outstanding - basic and fully diluted       21,449,871         9,920,356
                                                        ------------------------------------------------

Net (loss) per share - basic and fully diluted          $      (0.09)     $      (0.21)
                                                        ------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)



                                     Common Stock              Additional                          Prior
                                                                  Paid-in         Deferred         Period
                                   Shares        Amount           Capital      Compensation    Adjustment
March 1, 1997
   Issued for services
   and organizational costs        1,000,000   $        100    $        900    $               $            -

Net (loss)
   February 27, 1997
   (inception) to
   December 31. 1997
   Balance, December 31, 1997      1.000.000   $        100    $        900    $               $

   Net (loss) for the year ended
             December 31, 1998

   Balance, December 31, 1998      1,000,000   $        100    $        900    $               $

   August 2, 1999
   Issued for cash                   400,000            40           1,960

   Net (loss) for the year ended
   December 31, 1999

   Balance, December 31, 1999        1,400,000 $        140    $     2,860     $           -   $            -

   March 31, 2000
   Issued for cash
   pursuant to 504 offering          527,500            53           41,647

   September 27, 2000
   Issued for services               200,000            20              180                                 -

   Net (loss) for the year ended
   December 31, 2000

   Balance forward
   December 31, 2000                2,127,500  $        213    $     44,687    $               $

   July 2001
   Shares issued for legal fees      100,000            10           4,990

   August 2001
   Shares issued for acquired
   technology                      17,872,500           1,787        85,213

   September 2001
   Shares issued for services        200,000            20           201,980

   September 2001
   Shares issued for services        100.000            10           100,990

   September 2001
   Shares issued for services        250,000            25           199,975

   September 2001
   Shares issued for services        200,000            20           139,980

   October 2001
   Issued for services                                                               (337,500)

   October 2001
   Donated capital - cash                                               100

   December 2001
   Donated capital - expenses                                        20,000

                                          (Deficit)
                                       Accumulated
                                          During            Total
                                       Development      Stockholders'
                                          Stage             Equity
March 1, 1997
   Issued for services
   and organizational costs            $                $       1,000

Net (loss)
   February 27, 1997
   (inception) to
   December 31. 1997                            (830)           (830)
   Balance, December 31, 1997          $        (830)   $          170

   Net (loss) for the year ended
             December 31, 1998                  (36)               (36)

   Balance, December 31, 1998          $        (866)   $          134

   August 2, 1999
   Issued for cash                                              2,000

   Net (loss) for the year ended
   December 31, 1999                            (1,366)         (1,366)

   Balance, December 31, 1999          $        (2,232) $          768

   March 31, 2000
   Issued for cash
   pursuant to 504 offering                                     41,700

   September 27, 2000
   Issued for services                                             200

   Net (loss) for the year ended
   December 31, 2000                          (28,719)          (28,719)

   Balance forward
   December 31, 2000                   $      (30.951)   $       13,949

   July 2001
   Shares issued for legal fees                                 5,000

   August 2001
   Shares issued for acquired
   technology                                                   87,000

   September 2001
   Shares issued for services                                   202,000

   September 2001
   Shares issued for services                                   101,000

   September 2001
   Shares issued for services                                   200,000

   September 2001
   Shares issued for services                                   140,000

   October 2001
   Issued for services                                          (337,500

   October 2001
   Donated capital - cash                                          100

   December 2001
   Donated capital - expenses                                   20,000


   The accompanying notes are an integral part of these financial statements.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)


                                      Common Stock                  Additional                        Prior
                                                                    Paid-in         Deferred          Period
                                   Shares         Amount            Capital      Compensation     Adjustment
December 2001
Deferred compensation                                                                   84,375

Net (loss) for the year ended
December 31, 2001

Balance December 31, 2001          20,850,000   $       2,085   $     797,915    $      (253,125) $

January 2002
Issued for services                   100,000              10         49,990            (50,000)

January 2002
Issued for services                   100,000              10         24,990

January 2002
Issued for services                   229,250              23         401,165           (401,188)

March 2002
Deferred compensation                                                                   153,951

June 2002
Deferred compensation                                                                   176,240

September 2002
Issued for services                   100,000              10         19,990            (20,000)

September 2002
Deferred compensation                                                                   156,240

November 2002
Issued for services                   150,000              15         337,485

November 2002
Issued for services                   650,000              65         319,935           (320,000)

November 2002
Issued for services                   300,000              30         59,970            (60,000)

December 2002
Issued for services                                                                     (75,000)

December 2002
   Issued for services                10,000               1             3,589

December 2002
   Deferred compensation                                                                145,198

December 2002
   Prior period adjustment                                                                                61,000

Net (loss) for the year ended
   December 31, 2002

Balance December 31, 2002             22,489,250 $         2,249 $  2,015,029    $      (547,684) $       61,000

January 2003
   Issued for services                                                                  (19,500)

February 2003
   Issued for services                                                                  (6,300)

February 2003
   Issued for services                                                                  (45,000)

March 2003
   Issued for services                                                                  (25,000)

March 2003
   Issued for services                                                                  (4,950)

March 2003
   Deferred compensation                                                                178,381

                                     (Deficit
                                    Accumulated
                                         During           Total
                                    Development        Stockholders'
                                         Stage            Equity
December 2001
Deferred compensation                                        84,375

Net (loss) for the year ended
December 31, 2001                        (1,318,403)      (1,318,403)

Balance December 31, 2001           $    (1,349,354)   $  (802,479)

January 2002
Issued for services

January 2002
Issued for services                                          25,000

January 2002
Issued for services

March 2002
Deferred compensation                                        153,951

June 2002
Deferred compensation                                        176,240

September 2002
Issued for services

September 2002
Deferred compensation                                        156,240

November 2002
Issued for services                                          337,500

November 2002
Issued for services

November 2002
Issued for services

December 2002
Issued for services                                          (75,000)

December 2002
   Issued for services                                         3,590

December 2002
   Deferred compensation                                     145,198

December 2002
   Prior period adjustment                                   61,000

Net (loss) for the year ended
   December 31, 2002                     (2,036,976)      (2,036,976)

Balance December 31, 2002           $    (3,386,330)   $  (1,855,736)

January 2003
   Issued for services                                       (19,500)

February 2003
   Issued for services                                       (6,300)

February 2003
   Issued for services                                       (45,000)

March 2003
   Issued for services                                       (25,000)

March 2003
   Issued for services                                       (4.950)

March 2003
   Deferred compensation                                     178,381

   The accompanying notes are an integral part of these financial statements.

                            Nuclear Solutions, Inc.
                         (a Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)

                                                                                                      (Deficit)
                                                                                                     Accumulated
                                   Common Stock            Additional                    Prior          During           Total
                                                             Paid-in     Deferred        Period       Development     Stockholders'
                                Shares         Amount        Capital   Compensation    Adjustment       Stage            Equity
------------------------------------------------------------------------------------------------------------------------------------
May-03
Issued for services             345,000          35           114,016                                                    114,050
May-03
Issued for services             250,000          25            74,975                                                     75,000
June-03
Issued for services             120,000          12           377,988                                                    378,000
June-03
Issued for salaries             1,000,000       100            49,900                                                     50,000
June-03
Cancellation of shares          (101,000)       (10)               10
June-03
Deferred compensation                                                   231,715                                          231,715
July-03
Issued for services             1,000,000       100           124,900   (125,000)
July-03
Issued for salaries             300,000          30           194,760                                                    194,790
July-03
Issued for services             200,000          20            24,980   (25,000)
August 2003                                                             (22,500)                                         (22,500)
Issued for services
August 2003                                                             (27,400)                                         (27,400)
Issued for services
September 2003                                                          (5,000)                                           (5,000)
Issued for services
September 2003                  1,000,000       100           149,900   (150,000)
Issued for services
September 2003                                                          213,322                                          213,322
Deferred compensation
October 2003                    116,667          12            13,988                                                     14,000
Issued for services
October 2003                    250,000          25            17,475                                                     17,500
Issued for services
October 2003                    420,510          42            54,858                                                     54,900
Issued for services
November 2003                   1,000,000       100            74,900   (75,000)
Issued for services
November 2003                   50,784            5             6,528                                                      6,533
Issued for services
December 2003                                                           219,584                                          219,584
Deferred compensation
Net (loss) for the year ended                                                                             (1,938,928) (1,938,928)
December 31, 2003
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003       28,441,211   $2,844        $3,294,207   $(235,332)     $61,000        $(5,325,258)   $(2,202,539)
---------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                                       February 27, 199
                                                              For the years ended       (inception) to
                                                                December 31,             December 31,
                                                            2003             2002            2003
                                                      ------------------------------------------------
Cash flows from operating activities
Net (loss)                                            $ (1,938,928)     $ (2,036,976)     $ (5,325,258)
                                                      ------------------------------------------------
Depreciation & amortization                                  3,995             3,949            97,088
Shares issued for consulting services                      984,983         1,037,903         2,465,886
Shares issued for prepaid consulting services              200,000
Shares issued for legal fees                                50,000            95,000           150,000
Shares issued for salaries                                 244,790           244,790
Loss due to write down of fixed assets                      14,996            14,996
Impairment of acquired technology                           65,250            17,400            82,650
Prior period adjustment                                     61,000            61,000
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
     (Increase) decrease of security deposit                 7,791            (8,326)             (535)
     Decrease in prepaid consulting services                23,750           126,250
     Increase (decrease) in accounts payable                (9,710)           36,136            42,606
     Increase (decrease) in accrued expenses               (20,942)          153,298           183,371
     (Decrease) in accrued payroll                         (26,568)
     Increase (decrease) in accrued
       executive compensation                             (255,036)          174,718           753,249
     Increase in contingent liabilities                    192,473            13,127           205,600
                                                      ------------------------------------------------
Net cash (used) by operating activities                   (651,584)         (338,093)         (824,557
                                                      ------------------------------------------------

Cash flows from investing activities
  Purchase of fixed assets                                 (14,677)          (25,324)          (44,038)

                                                      ------------------------------------------------
Net cash (used) by investing activities                    (14,677)        (25, 324)           (44,038)
                                                      ------------------------------------------------
Cash flows from financing activities
  Proceeds from convertible debt                           485,000           485,000
  Proceeds from convertible debt - related party            33,000            62,000
  Payments for convertible debt - related party             (2,500)           (2,500)
  Increase in accrued interest                              48,500            30,125            78,625
  Increase in accrued interest - related party               4,025             3,133             7,400
  Increase in line of credit                               288,500           120,000           408,500
  Issuance of common stock                                  44,828
  Donated capital                                           20,100
  Decrease (increase) in deferred compensation             312,352        (294, 559)          (235,332
                                                      ------------------------------------------------
Net cash provided by financing activities                  650,877           376,699           868,621
                                                      ------------------------------------------------
Net increase (decrease) in cash                            (15,384)           13,282                26

Cash - beginning                                            15,410             2,128
                                                      ------------------------------------------------
Cash - ending                                         $         26      $     15,410      $         26

Supplemental disclosures:
  Interest paid                                       $                 $                 $
                                                      ------------------------------------------------
  Income taxes paid                                   $                 $                 $
                                                      ------------------------------------------------

Non-cash financing activities:
  Number of shares issued for consulting services        4,452,961         1,339,250          7,742,21
                                                      ------------------------------------------------
  Number of shares issued for legal services               300,000           300,000           700,000
                                                      ------------------------------------------------
  Number of shares issued to acquire technology         17,872,500
                                                      ------------------------------------------------
  Number of shares issued for salaries                   1,300,000                            1,300,00
                                                      ------------------------------------------------

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

   For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2003 or 2002.

Fixed assets

   The cost of fixed assets is depreciated over the estimated useful life of the fixed assets utilizing the straight-line method of depreciation based on the following estimated useful lives:

            Office equipment                            5 years
            Computer equipment and software             5 years
            Furniture & fixtures                        7 years

Acquired technology

   The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards Nos. 142 "Goodwill and Other Intangible Assets" and 144 "Accounting for the Impairment or Disposal of Long-Lived
   Assets" ("SFAS 142" and "SFAS 144"). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets.

   Acquired technology was being amortized on a straight-line basis over 5 years through December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and as such, will test the acquired technology balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of the technology. There was $65,250 and $17,400 as impairment of acquired technology as of December 31, 2003 and 2002.

Revenue recognition

   The Company recognizes revenue and related costs of sales on the accrual basis.

Advertising costs

   The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses in the amount of $0 and $15,950 as of December 31, 2003 or 2002.

Use of estimates

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

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


Fair value of financial instruments

   Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 or 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, deposits and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

   Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 or 2002.

Reporting on the costs of start-up activities

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

Loss per share

   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003 and 2002.

Dividends

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

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


Recent pronouncements

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

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options and warrants, or to continue following the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss had the fair value of the options and warrants been expensed. The Company has elected to apply APB 25 in accounting for grants to employees under its stock based incentive plans. Equity instruments issued to non-employees are measured based on their fair values.

   Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Year end

   The Company has adopted December 31 as its fiscal year end.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   -----

                   Total                              --%
                                                   =====

As of December 31, 2003, the Company has a net operating loss carry forward as follows:

                        Year          Amount            Expiration
                        ----          ------            ----------
                        1997       $      830             2017
                        1998       $       36             2018
                        1999       $    1,366             2019
                        2000       $   28,719             2020
                        2001       $1,318,403             2021
                        2002       $2,036,976             2022
                        2003       $1,938,928             2023

NOTE 5 - PREPAID CONSULTING FEES

On February 28, 2002, the Company entered into a consulting agreement with Los Alamos for a period of one year and paid Los Alamos a total of $30,000. During the year ended December 31, 2003 and 2002, the Company expensed $5,000 and $25,000, respectively, and the balance in prepaid consulting fees total $0 and $5,000, respectively.

On October 8, 2002, the Company executed a consulting agreement with Diversified Global Holdings, LLC for a period of 12 months. As part of the agreement, the Company prepaid fees totaling $25,000. During the year ended December 31, 2003 and 2002, the company expensed $18,750 and $6,250, respectively, and the balance in prepaid consulting fees total $0 and $18,750, respectively.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


NOTE 6 - FIXED ASSETS

As of December 31, 2003, the Company had the following fixed assets:

Office equipment                                     $ 16,295
Computer equipment & software                           7,123
Furniture & fixtures                                    2,450
Less: Accumulated depreciation                        (5,118)
                                                    --------
                                                    $ 20,750

The Company purchased fixed assets in the amount of $14,677 during the year ended December 31, 2003. Depreciation expense totaled $3,995 and $3,949 for the year ended December 31, 2003 and 2002, respectively. There was a loss on the write down of fixed assets of $14,996 during the year ended December 31, 2002.

NOTE 7 - ACQUIRED TECHNOLOGY

On August 8, 2001, the Company entered into an Asset Purchase Agreement to acquire licensed technology designed to render nuclear waste products environmentally harmless. Pursuant to the Agreement the Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company controlled by Paul M. Brown, the Company's former president, for a stated value of $87,000. Impairment totaled $65,250 and $17,400 for the years ended December 31, 2003 and 2002.

NOTE 8 - ACCRUED EXPENSES

As of December 31, 2003 and 2002, the Company had a total of $109,861 and $129,313 in accrued expenses due to the officers, directors and employees of the Company for various expenses paid for on behalf of the Company. During the year ended December 31, 2003, the Company paid a total of $13,943 to an individual who is a shareholder of the Company for accrued expenses. In addition, the Company paid a total of $13,289 to three individuals who are officers and directors of the Company and paid a total of $3,600 to employees of the Company for accrued expenses.

The Company executed a consulting agreement with Liebling & Malamut, LLC whereby the Company owes a total of 250,000 shares of the Company's $0.0001 par value common stock for services valued at $75,000. The shares were issued on May 30, 2003 and the accrued expenses decreased by $75,000.

On January 13, 2003, the Company executed a consulting agreement with Patti Bylund for a period of six months. The Company will issue 50,000 shares of its $0.0001 par value common stock valued at the fair market value of the services of $19,500. On July 1, 2003, the Company terminated the contract and will pay Ms. Bylund a total of $3,037 in lieu of the 50,000 shares. As of December 31, 2003, the Company owed Ms. Bylund $1,037.

On January 20, 2003, the Company entered into an agreement with four individuals to design a website for the Company. The individuals are to receive a total of 12,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $4,500. As of December 31, 2003, the shares have no been issued and the entire amount is considered an accrued expense.

On January 24, 2003, the Company entered into an agreement with 62 Blue Productions, LLC to provide marketing in exchange for 2,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $1,180. As of December 31, 2003, the shares have not been issued and the entire amount is considered an accrued expense.

On February 11, 2003, the Company entered into a six month contract with Bentz Communications to provide marketing services in exchange for 16,800 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $6,300. As of December 31, 2003, the shares have not been issued and the entire amount is considered an accrued expense.

On August 1, 2003, the Company entered into a two month contract with George Dennison to provide consulting services in exchange for 116,667 shares of the Company's $0.0001 par value common stock valued at the fair

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


market value of the services of $14,000. The shares were issued on October 21, 2003 and the accrued expenses decreased by $14,000.

On August 18, 2003, the Company entered into a contract with Sprague Agency to provide investigative services in exchange for 150,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $22,500. The shares were issued on October 24, 2003 and the accrued expenses decreased by $22,500.

On August 28, 2003, the Company entered into a six month contract with Kraig Washburn to provide consulting services in exchange for 200,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $27,400. The shares were issued on October 24, 2003 and the accrued expenses decreased by $27,400.

On September 1, 2003, the Company entered into a two month contract with David Kerr to provide consulting services in exchange for 70,510 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $5,000. The shares were issued on October 24, 2003 and the accrued expenses decreased by $5,000.

On October 8, 2003, the Company agreed to issue to Eric Lindeman for consulting services in exchange for 81,505 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $7,500. As of December 31, 2003, the shares have not been issued and the entire amount is considered an accrued expense.

On November 12, 2003, the Company entered into a licensing option agreement with Jackie Brown for a period of one year in exchange for 100,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the contract of $8,300. As of December 31, 2003, the shares have not been issued and the entire amount is considered an accrued expense.

On December 5, 2003, the Company agreed to issue to Alexander Nigmatulin for consulting services in exchange for 252,192 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $12,450. As of December 31, 2003, the shares have not been issued and the entire amount is considered an accrued expense.

On December 30, 2003, the Company agreed to issue to Lisa Connelly for consulting services in exchange for 150,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $25,000. As of December 31, 2003, the shares have not been issued and the entire amount is considered an accrued expense.

As of December 31, 2003, the Company has authorized a total of 614,497 shares of its $0.0001 par value common stock, but has not issued the stock. The Company plans to issue the common stock valued at $65,230 to the above individuals and entities in the near future.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


During the year ended December 31, 2003, the Company agreed to value the options to purchase a total of 120,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year to the Company's Executive Board of Advisors. The fair value of the options has been estimated on the date the board authorized the transaction using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.00. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6%, zero dividend yield, volatility of the Company's common stock of 42% and an expected life of the options of one year. The options were authorized to be issued on December 30, 2003.

NOTE 9 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667. As of December 31, 2003, no payments have been made and the balance is $142,667.

On September 1, 2001, the Company entered into an Employment Agreement with Dr. Qi Ao, the vice president of research & development, whereby the Company is to pay Mr. Ao an annual base salary of $175,000 which began on November 15, 2001. Also, as part of the agreement he will receive a $50,000 signing bonus which is due by August 15, 2002 and has stock options. Mr. Ao has to choose either 170,000 shares of the Company's $0.0001 par value common stock or the option to purchase 200,000 shares of the Company's $0.0001 par value common stock at $0.05 per share exercisable over three years. For the year ended December 31, 2002, the amount accrued was $125,480. On July 24, 2003, the contract was terminated and the Company agreed to issue 300,000 shares of the Company's $0.0001 par value common stock to him. For the year ended December 31, 2003, the wages expensed was $87,500 and the amount paid in cash was $18,190 and the amount paid in stock was $194,790 to settle all compensation arrangements with Mr. Ao. As of December 31, 2003, the balance of accrued executive compensation was $0.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the year ended December 31, 2002, the amount accrued was $164,475. During the year ended December 31, 2003, the wages expensed was $150,000 and the amount paid in cash was $18,225. As of December 31, 2003, the balance of accrued executive compensation was $296,250.

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

On November 7, 2003, the Company authorized the issuance of options to purchase a total of 1,000,000 shares of the Company's $0.0001 par value common stock at $0.132 per share exercisable over one year to a Company corporate officer. The fair value of the options has been estimated on the date the board authorized the transaction using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.006. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6%, zero dividend yield, volatility of the Company's common stock of 14% and an expected life of the options of one year.

On December 14, 2001, the Company appointed 6 individuals to the Company's Executive Advisory Board for a term of 1 year. Each individual is to receive 20,000 shares of the Company's $0.0001 par value common stock valued at $63,000 and the option to purchase 20,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year. For the year ended December 31, 2002, the amount accrued was $378,000 to be paid back with common stock. During the year ended December 31, 2003, the Company issued a total of 120,000 shares to these individuals and the balance in accrued executive compensation was $0 as of December 31, 2003.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


On January 23, 2002, the Company hired John Dempsey as the vice president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the year ended December 31, 2002, Mr. Dempsey was paid $59,147. For the year ended December 31, 2002, the amount accrued was $50,834. During the year ended December 31, 2003, the wages expensed was $120,000 and the amount paid in cash was $14,202. As of December 31, 2003, the amount accrued was $156,632 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

On February 1, 2002, the Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. For the year ended December 31, 2002, the amount accrued was $96,810. For the year ended December 31, 2003, the wages expensed was $72,000 and the amount paid in cash was $11,109. As of December 31, 2003, the balance of accrued executive compensation was $157,701. In addition, on October 15, 2002, the Company agreed to issue 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000. On June 30, 2003, these shares have been issued. On August 22, 2003, Mr. Joseph resigned as an officer and director of the Company.

NOTE 10 - CONTINGENT LIABILITIES

As of December 31, 2002, the Company has accrued a total of $13,127 as contingent liabilities as related to expenses of the former president of the Company, Mr. Paul Brown. During the year ended December 31, 2003, the Company has received one claim for $62 and has decided to eliminate $13,065 of the accrued contingent liabilities.

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products. As of December 31, 2003, the contract was terminated and the Company has accrued a contingent liability of $200,000.

During the year ended December 31, 2003, the Company accrued a total of $5,600 as contingent liabilities related to the lease agreement for their office space.

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

As of December 31, 2003 and 2002, the total amount due is $485,000 and $485,000 in principal, respectively, and $48,500 and $30,125 in accrued interest, respectively.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 12 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of December 31, 2003 and 2002, the amount due is $4,000 and $4,000 in principal, respectively, and $1,000 and $600 in accrued interest, respectively.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2003 and 2002, the amount due is $15,000 and $15,000 in principal, respectively, and $3,125 and $1,625 in accrued interest, respectively.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

On July 7, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. On July 11, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $18,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2003, the Company has paid $2,500 to Mr. Herda. As of December 31, 2003 and 2002, the amount due is $20,500 and $23,000 in principal, respectively, and $3,275 and $1,150 in accrued interest, respectively.

As of December 31, 2003 and 2002, the total amount due is $59,500 and $62,000 in principal, respectively and $7,400 and $3,375 in accrued interest, respectively.

NOTE 13 - LINE OF CREDIT

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated. As of December 31, 2003 and 2002, the Company's balance owed is $408,500 and $120,000, respectively.

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

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


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

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


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

On January 13, 2003, the Company agreed to issue 50,000 shares of the Company's $0.0001 par value common stock to Patti Bylund for consulting services valued at the fair market value of services of $19,500. On July 1, 2003, the Company terminated the contract and will pay Ms. Bylund a total of $3,037 in lieu of the 50,000 shares. As of December 31, 2003, the Company owed Ms. Bylund $1,037.

On February 11, 2003, the Company agreed to issue 16,800 shares of the Company's $0.0001 par value common stock to Bentz Communicatins for consulting services valued at the fair market value of services of $6,300. This amount is being amortized over a period of six months, the term of appointment, and the unamortized amount was included in the accompanying balance sheet as deferred compensation.

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

During the three month period ended March 31, 2003, the Company reduced deferred compensation by $178,381.

On May 13, 2003, the Company issued a total of 345,000 shares of its $0.0001 par value common stock for consulting services totaling $89,050 and legal services totaling $25,000.

On May 30, 2003, the Company issued 250,000 shares of its $0.0001 par value common stock to Malamut & Liebling for consulting services totaling $75,000.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


On June 30, 2003, the Company issued 120,000 shares of its $0.0001 par value common stock to Board of Advisors for consulting services totaling $378,000.

On June 30, 2003, the Company issued 1,000,000 shares of its $0.0001 par value common stock to Joseph Adrian for his salary totaling $50,000.

On June 30, 2003, the Company cancelled 101,000 shares of its $0.0001 par value common stock.

During the three month period ended June 30, 2003, the Company reduced deferred compensation by $231,715.

On July 17, 2003, the Company issued 1,000,000 shares of its $0.0001 par value common stock as part of the master research, development and consulting agreement with Boris Muchnik in exchange for services of $125,000.

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

On August 18, 2003, the Company agreed to issue 150,000 shares of its $0.0001 par value common stock to Sprague Agency in exchange for consulting services valued at $22,500. The shares were issued on October 24, 2003.

On August 28, 2003, the Company agreed to issue 200,000 shares of its $0.0001 par value common stock to Kraig Washburn in exchange for consulting services valued at $27,400. The shares were issued on October 24, 2003.

On September 1, 2003, the Company agreed to issue 70,510 shares of its $0.0001 par value common stock to David Kerr in exchange for consulting services valued at $5,000. The shares were issued on October 24, 2003.

On September 19, 2003, the Company issued 1,000,000 shares of its $0.0001 par value common stock as part of the master research, development and consulting agreement with Boris Muchnik in exchange for services of $150,000.

During the three month period ended September 30, 2003, the Company reduced deferred compensation by $213,322.

On October 21, 2003, the Company issued 116,667 shares of its $0.0001 par value common stock to George Dennison in exchange for consulting services valued at $14,000.

On October 24, 2003, the Company issued 250,000 shares of its $0.0001 par value common stock to Lara Langley in exchange for consulting services valued at $17,500.

On October 24, 2003, the Company issued a total of 420,510 shares of its $0.0001 par value common stock to Sprague agency, Kraig Washburn and David Kerr in exchange for consulting services valued at $54,900.

On November 7, 2003, the Company issued 1,000,000 shares of its $0.0001 par value common stock as part of the master research, development and consulting agreement with Boris Muchnik in exchange for services of $75,000.

On November 7, 2003, the Company issued 50,784 shares of its $0.0001 par value common stock to Eric Lindeman in exchange for consulting services valued at $6,533.

During the three month period ended December 31, 2003, the Company reduced deferred compensation by $219,584.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


As of December 31, 2003, there have been no other issuances of common and/or preferred stock.

NOTE 15 - STOCK OPTIONS

As of December 31, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 16 - COMMITMENTS

On September 11, 2001, the Company executed a License Agreement with Global Atomics Licensing, Ltd. (GALL), a company controlled by Paul M. Brown, the Company's former president. This agreement allows the Company to license technology from GALL in exchange for royalties of 1.25% of gross revenue derived with the use of the technology and 15% of gross license revenue for any master license agreements signed with other entities. As of December 31, 2001, no royalties are due to GALL and no commissions are due from GALL. As of April 5, 2004, the Company terminated the license agreement and has not accrued any debt to GALL.

On October 25, 2001, the Company executed a Consulting Agreement with Washington Nuclear for a term of six months with a monthly payment of $3,750 plus a $50 administrative fee. As of December 31, 2001, no payments have been made to Washington Nuclear and the amounts due have been properly reflected in the balance sheet in accounts payable.

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products. As of September 30, 2003, the contract was terminated and the Company accrued a contingent liability of $200,000. The terms of the contract are in dispute.

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

On November 13, 2002, the Company executed a scientific consulting agreement with Dr. Boris Muchnik for consulting services to be rendered for a period of one year in exchange for 300,000 shares of its $0.0001 par value common stock valued at $60,000 and $10,000 which is still owed.

On July 17, 2003, the Company executed a master research, development and consulting agreement with Boris Muchnik for a period of three years. Mr. Muchnik's compensation package for the first year will include a total of 3,000,000 shares of its $0.0001 par value common stock to be issued over a period of nine months. The first installment of 1,000,000 shares is due within 30 days of the effective date of the contract. The second installment of 1,000,000 shares is due within 30 days after September 30, 2003. The third installment of 1,000,000 shares is due within 30 days after November 17, 2003. His compensation for the second and third year is 2,500,000 shares

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


of its $0.0001 par value common stock per year to be issued at the anniversaries of the effective date of the contract. As of December 31, 2003, the Company issued a total of 3,000,000 shares.

On December 5, 2003, the Company entered into a contract with Alexander Nigmatulin for scientific research and business development in the Russian Federation. The contract is for a period of 12 months and the amount of compensation to be paid is 1,052,631 shares. The value of the contract is $100,000.

NOTE 17 - SUBSEQUENT EVENTS

On January 5, 2004 the company entered into a services contract with Stanley Drinkwater for strategic negotiations and business development and consulting activities. The contract is for a period of 12 months and the compensation to be paid is 1,265,822 shares. The value of the contract is $100,000.

On January 9, 2004 the company entered into a 12 month contract with Wayne Haley for business advisory and strategic consulting services. The contract is for a minimum of 120 hours over a period of 12 months and the amount of compensation to be paid is 616,438 shares valued at $45,000. The shares were issued in March 2004.

On January 1, 2004, the Company entered into a two month contract with George Dennison to provide consulting services in exchange for 103,067 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $14,000. The shares were issued in March 2004.

On January 12, 2004 the company entered into a consulting contract with Mark Muchnik for business consulting, marketing and corporate development services. The contract is for a period of 3 months and the compensation to be paid is 711,378 shares valued at $54,000. The shares were issued in March 2004.

On January 23, 2004, the company entered into a legal services agreement with Greg Wilson for a period of 12 months. The compensation to be paid is 1,000,000 shares and the stated value of the services is $63,000.

On March 2, 2004, the Company entered into a two month contract with George Dennison to provide consulting services in exchange for $14,000 dollars worth of the company's stock. The compensation for the services covered by this agreement shall be $14,000 dollars of NSOL registered stock payable at the end of the term of April 28, 2004 The number of shares to be issued shall be calculated as follows: The 20 day moving average price of the stock on the last day of the term multiplied by a risk discount factor of 20% and rounded to the closest 1/2 cent.

On March 31, 2004, The Company entered into a contract with Seth Farbman and Shai Stern for Edgar consulting and advisory services. The contract period is for 6 months and the compensation to be provided is 85,000 shares and a warrant to purchase an additional 200,000 shares at .30 per share.

On January 8, 2004, The Company entered into a debt restructuring agreement with Denise Babato, whereby repayment of a series of promissory notes and associated interest will be deferred for a minimum of 12 months or until the company receives a minimum investment of 2 million dollars. The Principal and interest will then be paid back at the company's discretion by either converting to stock at a price of .084 cents per share, paying back in cash, or a combination of cash and stock. The company will also issue 2,000,000 shares as an incentive immediately upon demand. The voting rights to all shares under the terms of this agreement shall vest with the Board of directors for a period of two years.

      As of January 8, 2004 the following notes are included;

      1-2-2002 Demand Promissory Note for $275,000

      8-19-2002 Demand Promissory Note for $10,000

      9-27-2002 Demand Promissory Note for $100,000 5-1-2002 Demand Promissory Note for 100,000

      10-16-02 Credit line (approximate balance $408,500)

      The total amount owed as of January 8, 2004 including principal and interest is calculated to be $973,135.42