Form 10QSB
period 2004-03-31
NUCLEAR SOLUTIONS INC
filed 2004-05-25
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending March 31, 2004

TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                 For the transition period from        to
                                                 -----    -----

Commission file number    000-31959
                          ---------

                             NUCLEAR SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                        88-0433815
    ----------------------                    -------------------------------
   (State of Incorporation)                 (IRS Employer Identification No.)



1825 I Street NW, Suite 400, Washington DC                         20006
-------------------------------------------                     -----------
(Address of principal executive offices)                         (Zip Code)



                   Issuer's telephone number, (202) 787-1951
                  -------------------------------------------

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


         State the number of shares outstanding of each of the issuer's class of Common equity, as of March 31, 2004: 30,042,442

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

Signatures......................................................

                            NUCLEAR SOLUTIONS, INC.
                                  FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2004 follow.

                             Nuclear Solutions, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                                 March 31, 2004

                                       and

                            Statements of Operations
                           for the Three Months Ending
                            March 31, 2004 and 2003,
                                       and
                                 for the Period
                 February 27, 1997 (Inception) to March 31, 2004

                                       and

                                   Cash Flows
                           for the Three Months Ending
                            March 31, 2004 and 2003,
                                       and
                                 for the Period
                 February 27, 1997 (Inception) to March 31, 2004

                                TABLE OF CONTENTS

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

Beckstead and Watts, LLP
------------------------
Certified Public Accountants

                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                702.257.1984 tel
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Nuclear Solutions, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Nuclear Solutions, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003 and for the period February 27, 1997 (Inception) to March 31, 2004, and statements of cash flows for the three-months ended March 31, 2004 and 2003 and for the period February 27, 1997 (Inception) to March 31, 2004. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Nuclear Solutions, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 16, 2004, we expressed an unqualified opinion on those financial statements.


/s/ Beckstead and Watts, LLP
----------------------------
May 24, 2004

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)

                                 Balance Sheets
                                   (unaudited)

                                                                         March 31,
                                                                           2004
                                                                    ---------------------
Assets

Current assets:
    Cash and equivalents                                            $                864
                                                                    ---------------------
      Total current assets                                                           864
                                                                    ---------------------

Fixed assets, net                                                                 19,524
                                                                    ---------------------
                                                                    $             20,388
                                                                    =====================

Liabilities and Stockholder's Equity

Current liabilities:
    Accounts payable                                                $            258,338
    Accrued expenses                                                             578,957
    Accrued executive compensation - related party                               820,749
    Convertible debt - related party                                           1,032,635
    Accrued interest - related party                                              32,716
                                                                    ---------------------
      Total current liabilities                                                2,723,395
                                                                    ---------------------

    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                                     -
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 30,042,442 shares issued and oputstanding                        3,004
    Additional paid-in capital                                                 3,413,596
    Deferred compensation                                                       (387,267)
    Unamortized loan fees - related party                                       (109,500)
    (Deficit) accumulated during development stage                            (5,622,840)
                                                                    ---------------------
                                                                              (2,703,007)
                                                                    ---------------------

                                                                    $             20,388
                                                                    =====================

The accompanying notes are an integral part of these financial statements.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)

                            Statements of Operations
                                   (unaudited)

                                                                      Three Months Ending
                                                                           March 31,                          February 27, 1997
                                                          ---------------------------------------------         (Inception) to
                                                                    2004                    2003                March 31, 2004
                                                          ---------------------    --------------------    ----------------------
Revenue                                                   $                  -     $                 -     $                   -
                                                          ---------------------    --------------------    ----------------------
Expenses:
   Depreciation and amortization                                         1,259                   4,959                    98,347
   Consulting fees                                                     210,975                 233,465                 2,664,421
   Legal fees                                                            5,250                   4,167                   165,764
   Executive compensation - related party                               67,500                 172,072                 1,934,191
   General and administrative expenses                                  10,772                  48,272                   514,104
   Impairment of acquired technology                                         -                       -                    82,650
                                                          ---------------------    --------------------    ----------------------
     Total expenses                                                    295,756                 462,935                 5,459,477
                                                          ---------------------    --------------------    ----------------------

Other (expense):
   Interest (expense) - related party                                  (26,326)                (13,137)                 (111,867)
   Financing (expense) - related party                                 (36,500)                      -                   (36,500)
   (Loss) due to write down of fixed assets                                  -                       -                   (14,996)
                                                          ---------------------    --------------------    ----------------------
     Total other (expense)                                             (62,826)                (13,137)                 (163,363)
                                                          ---------------------    --------------------    ----------------------

Net (loss)                                                $           (358,582)    $          (476,072)    $          (5,622,840)
                                                          =====================    ====================    ======================

Weighted average number of
   common shares outstanding - basic and fully diluted              29,041,135              22,489,250
                                                          =====================    ====================

Net (loss) per share - basic & fully diluted              $              (0.01)    $             (0.02)
                                                          =====================    ====================

The accompanying notes are an integral part of these financial statements.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)


                                                                           Three Months Ending
                                                                                March 31,                      February 27, 1997
                                                               --------------------------------------------      (Inception) to
                                                                        2004                   2003              March 31, 2004
                                                               ---------------------  ---------------------  -----------------------
Cash flows from operating activities
Net (loss)                                                     $           (358,582)  $           (476,072)  $           (5,622,840)
Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
      Depreciation and amortization                                           1,259                  4,959                   98,347
      Shares issued for stock based expenses                                282,015                      -                3,326,821
      Loss due to write down of fixed assets                                      -                      -                   14,996
      Impairment of acquired technology                                           -                      -                   82,650
Changes in operating assets and liabilities:

      Decrease in unamortized loan fees                                      36,500                      -                   36,500
      (Increase) decrease in deferred compensation                         (314,000)                77,631                 (387,267)
      Decrease in security deposit                                              535                      -                        -
      Decrease in prepaid consulting services                                     -                 11,250                        -
      Increase in accounts payable                                           10,132                  4,773                  258,338
      Increase in accrued expenses                                          249,185                131,587                  432,556
      Increase in accrued executive compensation                             67,500                117,719                  820,749
      Increase (decrease) in accrued interest - related party                26,326                 13,137                  (32,716)
                                                               ---------------------  ---------------------  -----------------------
Net cash provided (used) by operating activities                                870               (115,016)                (971,866)
                                                               ---------------------  ---------------------  -----------------------
Cash flows from investing activities
    Purchase of fixed assets                                                    (32)                (7,596)                 (44,070)
                                                               ---------------------  ---------------------  -----------------------
Net cash (used) by investing activities                                         (32)                (7,596)                 (44,070)
                                                               ---------------------  ---------------------  -----------------------

Cash flows from financing activities
    Proceeds from convertible debt                                                -                140,000                  955,500
    Payments for convertible debt - related party                                 -                 (1,500)                  (2,500)
    Issuance of common stock                                                      -                      -                   43,700
    Donated capital                                                               -                      -                   20,100
                                                               ---------------------  ---------------------  -----------------------
Net cash provided by financing activities                                         -                138,500                1,016,800
                                                               ---------------------  ---------------------  -----------------------
Net increase in cash                                                            838                 15,888                      864
Cash - beginning                                                                 26                 15,410                        -
                                                               ---------------------  ---------------------  -----------------------
Cash - ending                                                  $                864   $             31,298   $                  864
                                                               =====================  =====================  =======================
Supplemental disclosures:
    Interest paid                                              $                  -   $                  -   $                    -
                                                               =====================  =====================  =======================
    Income taxes paid                                          $                  -   $                  -   $                    -
                                                               =====================  =====================  =======================
Non-cash investing and financing activities:
    Unamortized loan fees                                      $            146,000   $                  -   $              146,000
                                                               =====================  =====================  =======================
    Debt restructuring                                         $            973,135   $                  -   $              973,135
                                                               =====================  =====================  =======================


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $5,622,840 since inception and as of March 31, 2004, the Company's current liabilities exceeded its current assets. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Fixed assets

As of March 31, 2004, the Company had the following fixed assets:

Office equipment                                     $ 16,327
Computer equipment & software                           7,123
Furniture & fixtures                                    2,450
Less: Accumulated depreciation                        (6,376)
                                                     --------
                                                     $ 19,524

The Company purchased fixed assets in the amount of $32 during the three months ended March 31, 2004. Depreciation expense totaled $1,259 for the three months ended March 31, 2004.

Note 4 - Accrued expenses

As of December 31, 2003, the Company had a total of $109,861 in accrued expenses due to the officers, directors and employees of the Company for various expenses paid for on behalf of the Company. During the three month period ended March 31, 2004, the Company received a total of $2,415 from an individual who is an officer, director and shareholder of the Company for accrued expenses. During the three months ended March 31, 2004, the Company made no payments to its officers, directors and employees. As of March 31, 2004, the total amount owed is $112,277.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

On January 20, 2003, the Company entered into an agreement with four individuals to design a website for the Company. The individuals are to receive a total of 12,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $4,500. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On January 24, 2003, the Company entered into an agreement with 62 Blue Productions, LLC to provide marketing in exchange for 2,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $1,180. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On February 11, 2003, the Company entered into a six month contract with Bentz Communications to provide marketing services in exchange for 16,800 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $6,300. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On October 8, 2003, the Company agreed to issue to Eric Lindeman for consulting services in exchange for 81,505 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $7,500. The shares have been issued on January 28, 2004 and accrued expenses decreased $7,500.

On November 12, 2003, the Company entered into a licensing option agreement with Jackie Brown for a period of one year in exchange for 100,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the contract of $8,300. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On December 5, 2003, the Company agreed to issue to Alexander Nigmatulin for consulting services in exchange for 1,052,631 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $100,000. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On December 30, 2003, the Company agreed to issue to Lisa Connelly for consulting services in exchange for 150,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $12,450. The shares have been issued on January 28, 2004 and accrued expenses decreased $12,450.

On January 5, 2004, the Company agreed to issue to Stanley Drinkwater for consulting services in exchange for 1,265,822 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $100,000. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On January 8, 2004, the Company agreed to issue to Denise Barbato as an incentive for refinancing debt 2,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $146,000. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On January 23, 2004, the Company agreed to issue to Greg Wilson for legal services in exchange for 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $63,000. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On March 4, 2004, the Company agreed to issue to George Dennison for consulting services in exchange for 67,267 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $14,000. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On March 31, 2004, the Company agreed to issue to Vintage Filings, LLC for consulting services in exchange for 85,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $17,000. As of March 31, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

As of March 31, 2004, the Company has authorized a total of 5,601,520 shares of its $0.0001 par value common stock, but has not issued the stock. The Company plans to issue the common stock valued at $460,280 to the above individuals and entities in the near future.

On November 7, 2003, the Company authorized the issuance of options to purchase a total of 1,000,000 shares of the Company's $0.0001 par value common stock at $0.132 per share exercisable over one year to Jack Young. The fair value of the options has been estimated on the date the board authorized the transaction using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.006. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6%, zero dividend yield, volatility of the Company's common stock of 14% and an expected life of the options of one year.

During the year ended December 31, 2003, the Company agreed to value the options to purchase a total of 120,000 shares of the Company's $0.0001 par value common stock at $1 per share exercisable over one year to the Company's Executive Board of Advisors. The fair value of the options has been estimated on the date the board authorized the transaction using the Black-Scholes option pricing model. The weighted average fair value of these options was $0. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6%, zero dividend yield, volatility of the Company's common stock of 173% and an expected life of the options of one year.

On March 31, 2004, the Company agreed to the issuance of warrants to purchase a total of 200,000 shares of the Company's $0.0001 par value common stock at $0.30 per share exercisable over one year to Vintage Filings, LLC. The fair value of the options has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.002. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6%, zero dividend yield, volatility of the Company's common stock of 12% and an expected life of the options of three years.

As of March 31, 2004, the Company has authorized options and warrants which the holders can purchase up to 1,320,000 shares of its $0.0001 par value common stock, but none of the options and warrants have been issued. The Company plans to issue the options and warrants valued at $6,400 to the above individuals and entities in the near future.

Note 5 - Accrued executive compensation

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. As of March 31, 2004, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. As of March 31, 2004, the amount accrued until his resignation was $157,700 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the three-month period ended March 31, 2004, the wages expensed was $37,500 and the amount paid in cash was $0. As of March 31, 2004, the balance of accrued executive compensation was $333,750 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the three-month period ended March 31, 2004, the wages expensed was $30,000 and the amount paid in cash was $0. As of March 31, 2004, the amount accrued was $186,632 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Note 6 - Convertible debt - related party

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

On January 8, 2004, the Company entered into a debt restructuring agreement with Denise Barbato (DB) whereby the agreement consolidated all of the notes payable with DMB Enterprises including accrued interest totaling $564,635 and the balance in the line of credit of $408,500 into one note totaling $973,135. The entire principal balance of $973,135 shall accrue interest at a simple annual interest rate of 10% per annum. The agreement also states that the Company can borrow an additional $50,000 at DB's discretion. During the three months ended March 31, 2004, the Company had interest expense totaling $24,328.

The repayment of the principal amount plus any accrued interest on the loan will be deferred until such time that the Company receives financing if no less than $2,000,000, or twelve months from the effective date of this agreement, whichever event occurs first. Within 15 days of the due date, the Company shall execute one of the following repayment options at their discretion:

         1. The outstanding principal and accrued interest to date shall be converted into common stock at the 20 day moving average stock price ($0.084 per share), or

         2. The outstanding and accrued interest to date shall paid in full with cash, or

         3.       Any combination of option 1 and 2 above.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

The Company shall issue to DB 2,000,000 shares of the Company's $0.0001 par value common stock as an incentive to enter into this debt restructuring agreement. The shares are valued at $146,000 which is based on the fair market value of the stock with a discount for lack of marketability. The incentive is recognized as a financing expense to be amortized over the life of the loan. As of March 31, 2004, the shares have not been issued and the total amount is considered accrued expenses. During the three months ended March 31, 2004, the Company had financing expenses of $36,500 and as of March 31, 2004, there were unamortized loan fees totaling $109,500.

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of March 31, 2004, the amount due is $4,000 in principal and $1,100 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of March 31, 2004, the amount due is $15,000 in principal, and $3,500 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

On July 7, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. On July 11, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $18,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of March 31, 2004, the amount due is $20,500 in principal, and $3,788 in accrued interest.

As of March 31, 2004, the total amount due is $1,032,635 in principal and $32,716 in accrued interest.

Note 7 - Line of credit

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated. On January 8, 2004, the line of credit was terminated and consolidated pursuant to the debt restructuring with Denise Barbato. As of March 31, 2004, the balance was zero.

Note 8 - Stockholders' equity

On January 5, 2004, the Company agreed to issue 1,265,822 shares of its $0.0001 par value common stock to Stanley Drinkwater in exchange for consulting services valued at $100,000. As of March 31, 2004, the shares were unissued and are recognized in accrued expenses.

On January 9, 2004, the Company agreed to issue 616,438 shares of its $0.0001 par value common stock to Wayne Haley in exchange for consulting services valued at $45,000. The shares were issued on March 31, 2004.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

On January 23, 2004, the Company agreed to issue 1,000,000 shares of its $0.0001 par value common stock to Greg Wilson in exchange for legal services valued at $63,000. As of March 31, 2004, the shares were unissued and are recognized in accrued expenses.

On January 28, 2004, the Company issued 150,000 shares of its $0.0001 par value common stock to Lisa Connelly in exchange for consulting services valued at $12,450.

On January 28, 2004, the Company issued 81,505 shares of its $0.0001 par value common stock to Eric Lindeman in exchange for consulting services valued at $7,500.

On January 28, 2004, the Company issued 138,843 shares of its $0.0001 par value common stock to George Denison in exchange for consulting services valued at $14,000.

On February 2, 2004, the Company cancelled 200,000 shares of its $0.0001 par value common stock they previously issued to Kraig Washburn due to renegotiation of contract.

On February 2, 2004, the Company issued 711,378 shares of its $0.0001 par value common stock to Mark Muchnik in exchange for consulting services valued at $54,000.

On March 31, 2004, the Company agreed to issue 85,000 shares of its $0.0001 par value common stock to Vintage Filings in exchange for edgarization services valued at $17,000. As of March 31, 2004, the shares were unissued and are recognized in accrued expenses.

On March 31, 2004, the Company issued 616,438 shares of its $0.0001 par value common stock to Wayne Haley in exchange for consulting services valued at $45,000.

On March 31, 2004, the Company issued 103,067 shares of its $0.0001 par value common stock to George Denison in exchange for consulting services valued at $14,000.

During the three months ended March 31, 2004, the Company reduced deferred compensation by $155,065.

As of March 31, 2004, there have been no other issuances of preferred and/or common stock.

Note 9 - Stock options and warrants

As of March 31, 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 10 - Commitments

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products. As of December 31, 2003, the contract was terminated and the Company has accrued a liability of $200,000 in accounts payable.

On September 12, 2003, the Company executed a lease agreement for office space at a rate of $2,800 per month. The lease agreement is from October 1, 2003 through September 30, 2004. The Company is currently in dispute with the landlord over the terms of the lease agreement. During the three months ended March 31, 2004, the Company accrued a total of $8,400 as accounts payable and as of March 31, 2004, the balance is $14,000.

                             Nuclear Solutions, Inc.
                          (a Development Stage Company)
                                      Notes

Note 11 - Subsequent events

On April 26, 2004, the company issued 526,315 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000 to Alexander Nigmatulin payable under the terms of the scientific consulting contract of December 5, 2003.

On April 30, 2004, the company issued 85,000 shares of the Company's $0.0001 par value common stock to Vintage Filings, LLC for edgarization services valued at $17,000.

On May 5, 2004, the company issued 632,910 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $50,000 to Stanley Drinkwater payable under the terms of the consulting contract of January 5, 2004.

On May 5, 2004, the Company issued 67,200 shares of its $0.0001 par value common stock to George Denison in exchange for consulting services valued at $14,000.

On April 28, 2004, the Company entered into a contract with Sprague Agency to provide investigative services. On May 5, 2004 the company issued 72,115 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $15,000.

On May 17, 2004, the Company entered into a settlement agreement with Adrian Joseph, a former officer and director of the Company. Under the terms of the agreement, the parties will mutually release each other from prior financial and legal obligations, including but not limited to the discharge of $157,000 of accrued executive compensation. The Company shall issue 150,000 shares of its $0.0001 par value common stock to Mr. Joseph. He will be required to assist and support the Company in any present and future disputes, arising out of certain licensing and research agreements concerning a discontinued research project. Furthermore, Mr. Joseph shall assign voting proxy to all shares owned by him to the Company for a period of three years.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Plan of Operation

Introduction

FORWARD-LOOKING STATEMENT NOTICE:

This quarterly report on Form 10-QSB contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

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

OUR TECHNOLOGIES:

SHIELDED NUCLEAR MATERIAL DETECTION/PORTABLE NUCLEAR WEAPON DETECTION

We are developing a new and unique technology to be integrated into a passive primary portal system that would screen trucks and shipping containers in real time for the presence of shielded nuclear weapons materials such as Uranium(U-235) and Plutonium (Pu-239).

Radiation emitted from weapons grade Uranium and Plutonium is relatively weak and easy to shield. Identification of these materials with conventional radiation detectors is unreliable, and in some cases not possible at all, when the radiation emitted from these materials is effectively shielded.

The company is working on funding prototype construction of a highly sensitive, portable, low cost, and rugged detection device that responds to minute gravitational gradient anomalies. These unusual disturbances can correspond to the presence of high-density nuclear materials such as Uranium and Plutonium. Unlike radiation, the force of gravity cannot be shielded. The company believes that this technology is a unique new concept suitable for the detection of shielded nuclear weapons. The company is unaware of any other similarly based technology in the marketplace.

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

Our nuclear micro battery technology relies on the application of tritiated amorphous silicon as a beta voltaic, thin-film, intrinsic energy conversion device. A betavoltaic battery is a nuclear battery that converts energy from beta particles released by a beta emitting radioactive source, such as tritium, into electrical power. Common semiconductor designs of betavoltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay Lucent Technologies or is illuminated by photons created when betas strike a phosphor Trace Photonics, Inc.. These common betavoltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. A limitation of conventional betavoltaic batteries is the self-absorption of beta energy in the radioactive source itself. In order to reduce the self-absorption of beta energy we incorporate the radioactive isotope into the lattice of a semiconductor.

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

We are currently developing a tritiated water remediation method using a combination of in-house and external expertise. During 2003, we performed a patentability search on this new TWR method. Our Patent law firm has concluded that our method appears to have patentable novelty. We are currently drafting a U.S. Patent application and expect to obtain "Patent Pending" status by the end of 2004.

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

Our process is currently a proprietary trade secret owned by Nuclear Solutions, and being developed for us under contract by Boris Muchnik. Since we anticipate filing for patent protection by the end of 2004, We will not disclose the technical details of operation at this time. Doing so would be considered a public disclosure and preclude our ability to obtain patent protection on our technology. Furthermore, it is possible that we may choose not to file a patent application on the technology if it is determined to be contrary to the security interests of the United States. TWR technology is a development stage technology. We cannot guarantee that we will either receive any patents on the technology or that the technology can be successfully commercialized.

Progress in the development of our technologies has been slower than expected due to the reorganization of our business strategy and lack of working capital. We estimate that with working capital of $2,000,000 dollars at least one of our technologies could be ready for licensing within 18 months.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         None

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

Item 5.  Other Information

On January 8, 2004, The Company entered into a debt restructuring agreement with

Denise Barbato and DMB Investments, whereby the repayment of a series of promissory notes, credit line, and associated interest totaling $973,135.42 as of January 8, 2004. will be deferred, with a 10% annual interest rate, for a minimum of 12 months, or until the company receives a minimum investment of 2 million dollars. The Principal and interest will then be paid back at the company's discretion by either converting to stock at a price of .084 cents per share, paying back in cash, or a combination of cash and stock. The company will also issue 2,000,000 shares as an incentive immediately upon demand. The voting rights to all shares under the terms of this agreement shall vest with the Board of directors for a period of two years.

On May 17, 2004, The company entered into a settlement agreement with Adrian Joseph, a former director and officer of the company. Under the terms of the agreement, the parties will mutually release each other from prior financial and legal obligations, including but not limited to the discharge of $157,000 dollars in accrued executive compensation. The company shall issue 150,000 shares of its common stock to Joseph. Joseph will be required to assist and support the company in any present and future disputes, arising out of certain licensing and research agreements concerning a discontinued research project. Furthermore, Joseph shall assign voting proxy to all shares owned by him to the company for a period of three years.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     31.1 Chief  Executive   Officer-Section   302  Certification   pursuant  to
          Sarbane-Oxley Act.

     31.2 Chief  Financial  Officer-  Section  302  Certification   pursuant  to
          Sarbane-Oxley Act.

     32.1 Chief  Executive   Officer-Section   906  Certification   pursuant  to
          Sarbane-Oxley Act.

     32.2 Chief  Financial  Officer-  Section  906  Certification   pursuant  to
          Sarbane-Oxley Act.

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K for the first  quarter  ending  March 31,
2004

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2004.

                                                NUCLEAR SOLUTIONS, INC.

By: /s/Patrick Herda                            By: /s/ John Dempsey
    -----------------                               -------------------
    Patrick Herda                                   John Dempsey
    Title: President                                Title: V.P.