Form 10QSB
period 2004-06-30
NUCLEAR SOLUTIONS INC
filed 2004-08-24
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 |_| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 For the quarterly period ending June 30, 2004

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                For the transition period from___________ to__________

                        Commission file number 000-31959
                                               ---------

                             NUCLEAR SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                        88-0433815
    ----------------------                    -------------------------------
   (State of Incorporation)                 (IRS Employer Identification No.)

1825 I Street NW, Suite 400, Washington DC                             20006
-----------------------------------------------------             -----------
(Address of principal executive offices)                          (Zip Code)

                   Issuer's telephone number, (202) 787-1951
                  -------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes|_| No|_|

Applicable on to corporate issuers

      State the number of shares outstanding of each of the issuer's class of Common equity, as of June 30, 2004: 31,982,844

     Transitional Small Business Disclosure Format
     (Check One)
     Yes |_|   No|X|

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

Item 2.  Management's Discussion and Analysis or Plan
           of Operation........................................

Item 3.  Controls and Procedures...............................

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................

Item 2.   Unregistered Sale of Equity Securities
          and Use of Proceeds..................................

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

Signatures......................................................

                            NUCLEAR SOLUTIONS, INC.
                                  FORM 10-QSB

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2004 follow.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                      AS OF
                                  JUNE 30, 2004

                                       AND

                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003,
                               AND FOR THE PERIOD
                 FEBRUARY 27, 1997 (INCEPTION) TO JUNE 30, 2004

                                       AND

                                   CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003,
                               AND FOR THE PERIOD
                 FEBRUARY 27, 1997 (INCEPTION) TO JUNE 30, 2004

                                TABLE OF CONTENTS

                                                             Page

Independent Accountants' Review Report                         1

Balance Sheet                                                  2

Statements of Operations                                       3

Statements of Cash Flows                                       4

Footnotes

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                         3340 Wynn Road, Suite B
                                                         Las Vegas, NV 89102
                                                         702.257.1984  tel
                                                         702.362.0540 fax

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Nuclear Solutions, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Nuclear Solutions, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2004 and the related statements of operations for the three and six-months ended June 30, 2004 and 2003 and for the period February 27, 1997 (Inception) to June 30, 2004, and statements of cash flows for the six-months ended June 30, 2004 and 2003 and for the period February 27, 1997 (Inception) to June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Nuclear Solutions, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 16, 2004, we expressed an unqualified opinion on those financial statements.

/s/ BECKSTEAD AND WATTS, LLP

August 23, 2004

                             NUCLEAR SOLUTIONS, INC.
                          (a Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                                                     June 30,
                                                                      2004
                                                                  -----------
ASSETS
Current assets:
    Cash and equivalents                                          $        --
                                                                  -----------
      Total current assets                                                 --
                                                                  -----------

Fixed assets, net                                                      18,311
                                                                  -----------
                                                                  $    18,311
                                                                  ===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Checks issued in excess of cash                               $        10
    Accounts payable                                                  259,801
    Accrued expenses                                                  569,414
    Accrued executive compensation - related party                    888,249
    Convertible debt - related party                                1,032,635
    Accrued interest - related party                                   58,032
                                                                  -----------
      Total current liabilities                                     2,808,141
                                                                  -----------

Stockholder's (deficit):

    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                         --
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 31,982,844 shares issued and oputstanding             3,198
    Additional paid-in capital                                      3,598,403
    Deferred compensation                                            (307,012)
    Unamortized loan fees - related party                             (73,000)
    (Deficit) accumulated during development stage                 (6,011,419)
                                                                  -----------
                                                                   (2,789,830)
                                                                  -----------
                                                                  $    18,311
                                                                  ===========

    The accompanying notes are an integral part of these financial statements

                             NUCLEAR SOLUTIONS, INC.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                   Three Months Ending               Six Months Ending
                                                         June 30,                         June 30,           February 27, 1997
                                               ----------------------------    ----------------------------   (Inception) to
                                                   2004             2003           2004            2003        June 30, 2004
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $         --    $         --    $         --    $         --    $         --
                                               ------------    ------------    ------------    ------------    ------------

Expenses:
   Depreciation and amortization                      1,263           5,339           2,522          10,298          99,610
   Consulting fees                                  231,825         251,814         442,800         485,279       2,896,246
   Legal fees                                        15,750          15,770          21,000          19,937         181,514
   Executive compensation - related party            67,500         144,003         135,000         316,075       2,001,691
   General and administrative expenses               10,425          40,829          21,197          89,101         524,529
   Impairment of acquired technology                     --              --              --              --          82,650
                                               ------------    ------------    ------------    ------------    ------------
    Total expenses                                  326,763         457,755         622,519         920,690       5,786,240
                                               ------------    ------------    ------------    ------------    ------------

Other (expense):
   Interest (expense) - related party               (25,316)        (13,138)        (51,642)        (26,275)       (137,183)
   Financing (expense) - related party              (36,500)             --         (73,000)             --         (73,000)
   (Loss) due to write down of fixed assets              --              --              --              --         (14,996)
                                               ------------    ------------    ------------    ------------    ------------
    Total other (expense)                           (61,816)        (13,138)       (124,642)        (26,275)       (225,179)
                                               ------------    ------------    ------------    ------------    ------------

Net (loss)                                     $   (388,579)   $   (470,893)   $   (747,161)   $   (946,965)   $ (6,011,419)
                                               ============    ============    ============    ============    ============
Weighted average number of
   common shares outstanding
    - basic and fully diluted                    31,043,364      22,774,129      30,042,249      22,632,477
                                               ============    ============    ============    ============

Net (loss) per share - basic & fully diluted   $      (0.01)   $      (0.02)   $      (0.02)   $      (0.04)
                                               ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements


                             NUCLEAR SOLUTIONS, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                    Six Months Ending
                                                                         June 30,          February 27, 1997
                                                                --------------------------  (Inception) to
                                                                   2004           2003       June 30, 2004
                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                      $  (747,161)   $  (946,965)   $(6,011,419)
Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
      Depreciation and amortization                                   2,522         10,298         99,610
      Shares issued for stock based expenses                        654,716        926,396      3,366,354
      Loss due to write down of fixed assets                             --             --         14,996
      Impairment of acquired technology                                  --             --         82,650
Changes in operating assets and liabilities:
      (Decrease) in unamortized loan fees                           (73,000)            --        (73,000)
      (Increase) decrease in deferred compensation                 (421,846)            --       (307,012)
      Decrease in security deposit                                      535             --             --
      Decrease in prepaid consulting services                            --         17,500             --
      Increase in accounts payable                                   11,595        (22,011)       259,801
      Increase in accrued expenses                                  386,043        (77,606)       569,414
      Increase in accrued executive compensation                    135,000       (184,081)       888,249
      Increase (decrease) in accrued interest - related party       (27,993)        26,275         58,032
                                                                -----------    -----------    -----------
Net cash provided (used) by operating activities                    (79,589)      (250,194)    (1,052,325)
                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                            (82)       (11,371)       (44,120)
                                                                -----------    -----------    -----------
Net cash (used) by investing activities                                 (82)       (11,371)       (44,120)
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in checks issued in excess of cash                          10             --             10
    Proceeds from convertible debt                                   79,635        286,000      1,035,135
    Payments for convertible debt - related party                        --         (1,500)        (2,500)
    Issuance of common stock                                             --             --         43,700
    Donated capital                                                      --             --         20,100
                                                                -----------    -----------    -----------
Net cash provided by financing activities                            79,645        284,500      1,096,445
                                                                -----------    -----------    -----------

Net increase in cash                                                    (26)        22,935             --
Cash - beginning                                                         26         15,410             --
                                                                -----------    -----------    -----------
Cash - ending                                                   $        --    $    38,345    $        --
                                                                ===========    ===========    ===========

Supplemental disclosures:
    Interest paid                                               $        --    $        --    $        --
                                                                ===========    ===========    ===========
    Income taxes paid                                           $        --    $        --    $        --
                                                                ===========    ===========    ===========

Non-cash investing and financing activities:
    Unamortized loan fees                                       $   146,000    $        --    $   146,000
                                                                ===========    ===========    ===========
    Debt restructuring                                          $   973,135    $        --    $   973,135
                                                                ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately ($6,011,419) since inception and as of June 30, 2004, the Company's current liabilities exceeded its current assets. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 3 - FIXED ASSETS

As of June 30, 2004, the Company had the following fixed assets:

Office equipment                                     $ 16,327
Computer equipment & software                           7,173
Furniture & fixtures                                    2,450
Less: Accumulated depreciation                         (7,639)
                                                     --------
                                                     $ 18,311

The Company purchased fixed assets in the amount of $82 during the six months ended June 30, 2004. Depreciation expense totaled $2,522 for the six months ended June 30, 2004.

NOTE 4 - ACCRUED EXPENSES

As of December 31, 2003, the Company had a total of $109,861 in accrued expenses due to the officers, directors and employees of the Company for various expenses paid for on behalf of the Company. During the six month period ended June 30, 2004, the Company received a total of $13,052 from individuals who are officers, directors and shareholders of the Company for accrued expenses. During the six months ended June 30, 2004, the Company made no payments to its officers, directors and employees. As of June 30, 2004, the total amount owed is $122,913.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

On January 20, 2003, the Company entered into an agreement with four individuals to design a website for the Company. The individuals are to receive a total of 12,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $4,500. As of June 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On January 24, 2003, the Company entered into an agreement with 62 Blue Productions, LLC to provide marketing in exchange for 2,000 shares of the Company's $0.0001 par value common stock in exchange for services valued at $1,180. As of June 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On February 11, 2003, the Company entered into a six month contract with Bentz Communications to provide marketing services in exchange for 16,800 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $6,300. As of June 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

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

On December 5, 2003, the Company agreed to issue to Alexander Nigmatulin for consulting services in exchange for 1,052,631 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $100,000. As of June 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense. As of June 30, 2004, the 526,315 shares have been issued and reduced the accrued expense by $50,000. The current balance owed is 526,316 shares valued at $50,000.

On December 30, 2003, the Company agreed to issue to Lisa Connelly for consulting services in exchange for 150,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $12,450. The shares have been issued on January 28, 2004 and accrued expenses decreased $12,450.

On January 5, 2004, the Company agreed to issue to Stanley Drinkwater for consulting services in exchange for 1,265,822 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $100,000. As of June 30, 2004, the 632,910 shares have been issued and reduced the accrued expense by $50,000. The current balance owed is 632,912 shares valued at $50,000.

On January 8, 2004, the Company agreed to issue to Denise Barbato as an incentive for refinancing debt 2,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $146,000. As of June 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On January 23, 2004, the Company agreed to issue to Greg Wilson for legal services in exchange for 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $63,000. As of June 30, 2004, the 500,000 shares have been issued and reduced the accrued expense by $31,500. The current balance owed is 500,000 shares valued at $31,500.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

On March 4, 2004, the Company agreed to issue to George Dennison for consulting services in exchange for 67,267 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $14,000. The shares have been issued on May 5, 2004 and accrued expenses decreased $14,000.

On June 30, 2004, the Company agreed to issue to Vintage Filings, LLC for consulting services in exchange for 85,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $17,000. The shares have been issued on April 30, 2004 and accrued expenses decreased $17,000.

On May 1, 2004, the Company agreed to issue to George Dennison for consulting services in exchange for 97,110 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $14,000. As of June 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On June 3, 2004, the Company agreed to issue to Greenberg & Lieberman for legal fees relating to patents in exchange for 679,864 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $125,775. As of June 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On June 30, 2004, the Company agreed to issue 19,139 shares of the Company's $0.0001 par value common stock to Sprague Agency to provide investigative services valued at the fair market value of the stock of $2,546.

As of June 30, 2004, the Company has authorized a total of 4,736,141 shares of its $0.0001 par value common stock, but has not issued the stock. The Company plans to issue the common stock valued at $440,101 to the above individuals and entities in the near future.

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

On June 30, 2004, the Company agreed to the issuance of warrants to purchase a total of 200,000 shares of the Company's $0.0001 par value common stock at $0.30 per share exercisable over one year to Vintage Filings, LLC. The fair value of the options has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.002. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 6%, zero dividend yield, volatility of the Company's common stock of 12% and an expected life of the options of three years.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

As of June 30, 2004, the Company has authorized options and warrants which the holders can purchase up to 1,320,000 shares of its $0.0001 par value common stock, but none of the options and warrants have been issued. The Company plans to issue the options and warrants valued at $6,400 to the above individuals and entities in the near future.

NOTE 5 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. As of June 30, 2004, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. As of June 30, 2004, the amount accrued until his resignation was $157,700 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share. On May 17, 2004, the Company and Mr. Joseph agreed to settle all past due accrued executive compensation in exchange for 150,000 shares of the Company's $0.0001 par value common stock. As of June 30, 2004, the shares have not been issued.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the six month period ended June 30, 2004, the wages expensed was $75,000 and the amount paid in cash was $0. As of June 30, 2004, the balance of accrued executive compensation was $371,250 and at Mr. Herda's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company hired John Dempsey as the president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the six month period ended June 30, 2004, the wages expensed was $60,000 and the amount paid in cash was $0. As of June 30, 2004, the amount accrued was $216,632 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

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

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

On January 8, 2004, the Company entered into a debt restructuring agreement with Denise Barbato (DB) whereby the agreement consolidated all of the notes payable with DMB Enterprises including accrued interest totaling $564,635 and the balance in the line of credit of $408,500 into one note totaling $973,135. The entire principal balance of $973,135 shall accrue interest at a simple annual interest rate of 10% per annum. The agreement also states that the Company can borrow an additional $50,000 at DB's discretion. During the three months ended June 30, 2004, the Company had interest expense totaling $48,657.

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

The Company shall issue to DB 2,000,000 shares of the Company's $0.0001 par value common stock as an incentive to enter into this debt restructuring agreement. The shares are valued at $146,000 which is based on the fair market value of the stock with a discount for lack of marketability. The incentive is recognized as a financing expense to be amortized over the life of the loan. As of June 30, 2004, the shares have not been issued and the total amount is considered accrued expenses. During the six months ended June 30, 2004, the Company had financing expenses of $73,000 and as of June 30, 2004, there were unamortized loan fees totaling $73,000.

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of June 30, 2004, the amount due is $4,000 in principal and $1,200 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of June 30, 2004, the amount due is $15,000 in principal, and $3,875 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

On July 7, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. On July 11, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $18,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of June 30, 2004, the amount due is $20,500 in principal, and $4,300 in accrued interest.

As of June 30, 2004, the total amount due is $1,032,635 in principal and $58,032 in accrued interest.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 7 - LINE OF CREDIT

On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years. If the Company's profits are less than the amount of the loan, the amount is due upon demand. If the Company does not utilize the entire $650,000, then the fifth year's payment will be prorated. On January 8, 2004, the line of credit was terminated and consolidated pursuant to the debt restructuring with Denise Barbato. As of June 30, 2004, the balance was zero.

NOTE 8 - STOCKHOLDERS' EQUITY

On January 5, 2004, the Company agreed to issue 1,265,822 shares of its $0.0001 par value common stock to Stanley Drinkwater in exchange for consulting services valued at $100,000. As of June 30, 2004, the shares were unissued and are recognized in accrued expenses.

On January 9, 2004, the Company agreed to issue 616,438 shares of its $0.0001 par value common stock to Wayne Haley in exchange for consulting services valued at $45,000. The shares were issued on June 30, 2004.

On January 23, 2004, the Company agreed to issue 1,000,000 shares of its $0.0001 par value common stock to Greg Wilson in exchange for legal services valued at $63,000. As of June 30, 2004, the shares were unissued and are recognized in accrued expenses.

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

On March 31, 2004, the Company agreed to issue 85,000 shares of its $0.0001 par value common stock to Vintage Filings in exchange for edgarization services valued at $17,000. As of June 30, 2004, the shares were unissued and are recognized in accrued expenses.

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

On April 26, 2004, the Company issued 526,315 shares of its $0.0001 par value common stock to Alexander Nigmatulin in exchange for consulting services valued at $50,000.

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

On April 30, 2004, the Company issued 85,000 shares of its $0.0001 par value common stock to Vintage Filings in exchange for consulting services valued at $17,000.

On May 5, 2004, the Company issued a total of 772,292 shares of its $0.0001 par value common stock to George Dennison, Sprague Agency and Stanley Drinkwater in exchange for consulting services valued at $79,000.

On June 3, 2004, the Company agreed to issue 679,864 shares of its $0.0001 par value common stock to Greenberg & Lieberman in exchange for legal fees valued at $105,300. As of June 30, 2004, the shares were unissued and are recognized in accrued expenses.

On June 4, 2004, the Company issued 56,795 shares of its $0.0001 par value common stock to Eric Lindeman in exchange for consulting services valued at $7,500.

On June 14, 2004, the Company issued 500,000 shares of its $0.0001 par value common stock to Greg Wilson in exchange for legal fees valued at $31,500.

On June 30, 2004, the Company agreed to issue 19,139 shares of its $0.0001 par value common stock to Sprague Agency in exchange for investigative services valued at $2,546. As of June 30, 2004, the shares were unissued and are recognized in accrued expenses.

During the three months ended June 30, 2004, the Company reduced deferred compensation by $188,100.

As of June 30, 2004, there have been no other issuances of preferred and/or common stock.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of June 30, 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On September 12, 2003, the Company executed a lease agreement for office space at a rate of $2,800 per month. The lease agreement is from October 1, 2003 through September 30, 2004. The Company is currently in dispute with the landlord over the terms of the lease agreement. During the three months ended June 30, 2004, the Company accrued a total of $8,400 as accounts payable and as of June 30, 2004, the balance is $14,000.

NOTE 11 - SUBSEQUENT EVENTS

On July 9, 2004, The Company issued 834,790 shares to Boris Muchnik, the company's chief technical consultant. Of the shares issued, 625,000 represent one quarter of the shares owed to him under the terms of the consulting contract dated July 17, 2003, as payment for services in the second year. The remaining 209,790 shares were issued to Muchnik for filing a patent application for Tritiated Water Remediation on June 16, 2004.

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

We originally planned to submit a proposal for funding to the newly formed Homeland Security Advanced Research Projects Agency (HSARPA) in response to their solicitation titled "Detection Systems for Radiological and Nuclear Countermeasure" (DSRNC BAA04-02) by June 30, 2004. We have decided to delay submission of a proposal until a patent application for our technology is filed with the United States Patent and Trademark Office (USPTO). This is being done so that we can fully disclose the operational basis for the technology in the proposal while obtaining the intellectual property protection that is afforded by a pending patent application. We anticipate filing a new patent application for our shielded nuclear material detection technology within 30 days of the filing of this report. The HSARPA solicitation DSRNC BAA04-02 will reopen for round II submissions on September 1, 2004. Management will continue to seek both private and government funding opportunities to fund development of our shielded nuclear material detection technology.

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

On June 16, 2004 the company filed a patent application with the USPTO titled "Apparatus and Method for Separating Tritiated and Heavy Water from Light Water" serial number 10/710071.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

      On May 17, 2004, we entered into a settlement agreement with Adrian Joseph, a former company officer, concerning all of his accrued executive compensation. We agreed to issue him 150,000 common shares under this agreement. We have not issued the shares. The transaction has been valued at $157,000. We relied on the securities transaction exemption available under Section 4(2) of the Securities Act of 1933, as amended.

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

On July 9, 2004, The company issued 834,790 shares to Boris Muchnik, the company's chief technical consultant. Of the shares issued, 625,000 represent one quarter of the shares owed to him under the terms of the consulting contract dated July 17, 2003 (which was filed as exhibit in our most recent annual report), as payment for services in the second year. The remaining 209,790 shares were issued to Muchnik for filing a patent application for Tritiated Water Remediation on June 16, 2004.

Item 6.  Exhibits

     (a)  Exhibits:

     31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
     31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
     32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
     32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

     (b) Reports on Form 8-K.

      There were no reports on Form 8-K for the first quarter ending June 30, 2004 quarter covered by this report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2004.

                             NUCLEAR SOLUTIONS, INC.

By: /s/Patrick Herda                                 By: /s/John Dempsey
   -----------------                                    -------------------
   Patrick Herda                                        John Dempsey
   Title: President                                     Title: V.P.