Form 10QSB
period 2004-09-30
NUCLEAR SOLUTIONS INC
filed 2004-11-22
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending September 30, 2004


TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                      For the transition period from       to
                                                     -----    -----

Commission file number    000-31959
                          ---------

                             NUCLEAR SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                        88-0433815
    ----------------------                    -------------------------------
   (State of Incorporation)                 (IRS Employer Identification No.)


 1025 Connecticut Ave NW, Suite 1000 Washington, DC                  20036
-----------------------------------------------------             -----------
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

      State the number of shares outstanding of each of the issuer's class of Common equity, as of September 30, 2004: 32,956,137
                                         ----------

     Transitional Small Business Disclosure Format
     (Check One)
     Yes [ ]   No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................
          Balance Sheet (unaudited).....................................
          Statements of Operations (unaudited)..........................
          Statements of Cash Flows (unaudited)..........................
          Notes to Financial Statements.................................

Item 2.  Management's Discussion and Analysis or Plan
           of Operation.................................................

Item 3.  Controls and Procedures........................................

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds ...

Item 3.   Defaults upon Senior Securities...............................

Item 4.   Submission of Matters to a Vote
          of Security Holders...........................................

Item 5.   Other Information.............................................

Item 6.   Exhibits and Reports on Form 8-K..............................

Signatures..............................................................

NUCLEAR SOLUTIONS, INC.
FORM 10-QSB

PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.  (Unaudited)

Item 1.  Financial Statements

                             NUCLEAR SOLUTIONS,INC.
                         INDEX TO FINANCIAL INFORMATION

Unaudited Condensed Balance Sheet at September 30, 2004

Unaudited Condensed Statements of Losses For the Three Months Ended September, 2004 and 2003 , Nine Months Ended September 30, 2004 and 2003 and the Period February 27,1997 (Date of Inception) Through September 30, 2004

Unaudited Condensed Statement of Cash flows For the Nine Months Ended September 30, 2004 and 2003 and the Period February 27,1997 ( Date of Inception ) Through September 30, 2004

Notes to  Unaudited Condensed Financial  statements

                             NUCLEAR SOLUTION, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                                                              September 30 ,2004
                                                              ------------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                        $         64
                                                                   ------------
         Total Current Assets                                                64
                                                                   ------------

Property and Equipments, net of accumulated
depreciation of $28,215 and $9,047, respectively                         19,168

Other Assets                                                              1,800
                                                                   ------------

Total Assets                                                       $     21,032
                                                                   ============

              LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    258,129
  Accrued expenses                                                      719,867
  Accrued executive compensation- related party                         798,049
  Convertible debt - related party                                    1,032,635
  Accrued interest - related party                                       83,348
                                                                   ------------
         Total Current Liabilities                                    2,892,028
                                                                   ------------

(Deficiency) in Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, no shares issued and outstanding Common
stock, $0.0001 par value, 100,000,000 shares authorized,
33,402,045 shares issued and outstanding                                  3,340
Additional paid-in capital                                            3,814,220
Deferred compensation                                                  (225,237)
Unamortized loan fees- related party                                    (36,500)
(Deficit) accumulated during development stage                       (6,426,819)
                                                                   ------------
(Deficiency) in stockholders' equity                                 (2,870,996)
                                                                   ------------
    Total Liabilities and (Deficiency) in Stockholders' Equity     $     21,032
                                                                   ============


    See accompanying notes to the unaudited condensed financial information.

                             NUCLEAR SOLUTONS, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                    For the Period
                                                                                                       February
                                                                                                    27, 1997 (date
                                                                                                    of inception)
                                        For the Three Months Ended     For the Nine Months Ended       Through
                                               September 30,                 September 30,           September 30,
                                         2004            2003            2004            2003            2004
                                     ------------    ------------    ------------    ------------    ------------
Revenue                              $         --    $         --    $         --    $         --    $         --

Operating Expenses:
   Depreciation and amortization            1,408           5,525           3,931          15,823         101,018
   Consulting fees                        265,439         419,738         708,239         905,017       3,161,685
   Legal Fees                              15,750          19,037          36,750          38,974         197,264
   Executive compensation -related
   party                                   67,500          73,371         202,500         389,446       2,069,191
   General and administrative
   expenses                                 3,487           8,075          24,683          97,177         543,012
   Impairment of acquired
   technology                                  --              --              --              --          82,650
                                     ------------    ------------    ------------    ------------    ------------

Total  Operating Expenses                 353,584         525,746         976,103       1,446,437       6,154,820


Loss from Operations                     (353,584)       (525,746)       (976,103)     (1,446,437)     (6,154,820)

Other Income (Expense)                     36,500              --         109,500              --         109,500
Interest Expense                           25,316          13,138          76,958          39,413         162,499
Income Tax (Benefit)                           --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net Loss                             $   (415,400)   $   (538,884)   $ (1,162,561)   $ (1,485,850)   $ (6,426,819)
                                     ============    ============    ============    ============    ============

Weighted average number of common
shares outstanding - basic and
fully diluted                          31,982,777      25,432,598      32,956,137      23,575,191             n/a
                                     ============    ============    ============    ============
Net (loss) per share - basic &
fully diluted                        $      (0.01)   $      (0.02)   $      (0.04)   $      (0.06)            n/a
                                     ============    ============    ============    ============


    See accompanying notes to the unaudited condensed financial information.

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Period
                                                                              February 27, 1997
                                                  For the Nine Months Ended  (date of inception)
                                                        September 30,         Through September
                                                    2004            2003           30, 2004
                                                ------------    ------------    ------------
Cash flow from operating activities:

Net (Loss)                                      $ (1,162,561)   $ (1,485,850)   $ (6,426,819)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                          3,931          15,823         101,018

Share issued to consultants for compensation         943,674       1,111,840       3,655,313
Warrants issued to consultants                           400              --             400

Impairment of acquired technology                         --              --          82,650
Loss due to write down of property and
equipments                                                --              --          14,996
(Increase) /decrease in:

Unamortized loan fees                               (109,500)             --        (109,500)
Security deposit                                      (1,265)             --          (1,800)
Prepaid consulting service                                --          23,750              --
Checks written in excess of cash                          --           6,158              --
Increase /(decrease) in:
Accounts payable                                       9,923         (24,315)        258,129
Accrued expenses                                     536,096         (10,122)        719,467

Accrued executive compensation                        44,799        (317,161)        798,048
Contingent liabilities                                    --         186,873              --
Accrued interest                                          --          36,375              --
Accrued interest- related party                       (2,677)          3,038          83,348
                                                ------------    ------------    ------------
Net cash provided by (used in) operating
activities                                           262,820        (453,590)       (824,750)

Cash flows from investing activities:
Payments for property and equipments                  (2,347)        (14,087)        (46,385)
                                                ------------    ------------    ------------
Net cash used in investing activities                 (2,347)        (14,087)        (46,385)

Cash flows from financing activities:
Proceeds from convertible debt                        79,635         286,000       1,035,135
Payment for convertible debt- related party               --          (1,500)         (2,500)
Proceeds from issuance of common stock                    --              --          43,700
Decrease (increase) in deferred compensation        (340,071)        167,767        (225,237)
Proceeds from donated capital                             --              --          20,100
                                                ------------    ------------    ------------
Net cash (used in) provided by financing
activities                                          (260,436)        452,267         871,198
                                                ------------    ------------    ------------

     See accompanying notes to the unaudited condensed financial information

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


Net increase (decrease) in cash and cash
equivalents                                               37        (15,410)             64
                                                ------------   ------------    ------------
Cash - beginning                                $         27   $     15,410    $         --
                                                ------------   ------------    ------------
Cash - ending                                   $         64   $         --    $         64
                                                ============   ============    ============
Supplemental disclosures:
   Interest paid                                          --
   Income taxes paid                                      --

Non cash investing and financing activities:
Shares issued for unamortized loan fees         $    146,000   $         --    $         --

Shares issued to consultants for compensation        943,674      1,111,840       3,655,313
Warrants issued to consultants                           400             --             400
Impairment of acquired technology                         --             --          82,650
Loss due to write down of property and
equipments                                                --             --          14,996
Shares issued for debt restructuring                 973,135             --              --


     See accompanying notes to the unaudited condensed financial information

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of presentation

Nuclear Solutions, Inc. (the "Company") is in the development stage and its effort have been principally devoted to seeking profitable business opportunities. To date the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30 2004, the Company has accumulated losses of $(6,426,819).

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent years. The Company has no awards of stock-based employee compensation issued and outstanding at September 30, 2004.

NOTE B - PROPERTY AND EQUIPMENTS

As of September 30, 2004, the Company had the following fixed assets:

Office equipment                 $     18,592
Computer equipment & software           7,173
Furniture & fixtures                    2,450
                                 ------------
                                       28,215
Less: Accumulated depreciation         (9,047)
                                 $     19,168
                                 ============

The Company purchased property and equipments in the amount of $2,347 during the nine months ended September 30, 2004. Depreciation expense was $3,930 for the nine months ended September 30, 2004.

NOTE C - ACCRUED EXPENSES

On January 5, 2004, the Company agreed to issue to Stanley Drinkwater for consulting services in exchange for 1,265,822 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $100,000. On May 5, 2004, the 632,910 shares were issued and reduced the accrued expense by $50,000. As of September 30, 2004 the remainder is owed and considered an accrued expense of $50,000.

On January 8, 2004, the Company agreed to issue to Denise Barbato as an incentive for refinancing debt 2,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the stock of $146,000. As of September 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On January 23, 2004, the Company agreed to issue to Greg Wilson for legal services in exchange for 1,000,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $63,000. As of June 30, 2004, the 500,000 shares have been issued and reduced the accrued expense by $31,500. As of September 30, 2004 the current balance owed is 500,000 shares valued at $31,500.

On March 4, 2004, the Company agreed to issue to George Dennison for consulting services in exchange for 67,267 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $14,000. The shares were issued on May 5, 2004.

On March 31, 2004, the Company agreed to issue to Vintage Filings, LLC for consulting services in exchange for 85,000 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $17,000. The shares were issued on April 30, 2004 and accrued expenses decreased $17,000.

On May 1, 2004, the Company agreed to issue to George Dennison for consulting services in exchange for 97,110 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $14,000. On August 6, 2004 the shares were issued and accrued expenses decreased by $14,000.

On June 3, 2004, the Company agreed to issue to Greenberg & Lieberman for legal fees relating to patents in exchange for 679,864 shares of the Company's $0.0001 par value common stock valued at the fair market value of the services of $125,775. As of September 30, 2004, the shares have not been issued and the entire amount is considered an accrued expense.

On June 30, 2004, the Company agreed to issue 19,139 shares of the Company's $0.0001 par value common stock to Sprague Agency to provide investigative services valued at the fair market value of the stock of $2,546. The shares were issued on August 27, 2004.

As of September 30, 2004, the Company has authorized a total of 4,619,892 shares of its $0.0001 par value common stock, but has not issued the stock. The Company plans to issue the common stock valued at $587,656 to the above individuals and entities in the near future.

As of September 30, 2004, the Company has authorized options and warrants which the holders can purchase up to 1,320,000 shares of its $0.0001 par value common stock, but none of the options and warrants have been issued. The Company plans to issue the options and warrants valued at $6,400 to the above individuals and entities in the near future.

NOTE D - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. As of June 30, 2004, the amount accrued until Mr. Brown's death was $142,667 and at Ms. Brown's discretion will be paid back either in cash or common stock at a price of $1 per share.

The Company hired Adrian Joseph as the vice president of special projects whereby the Company is to pay Mr. Joseph an annual base salary of $144,000. As of September 30, 2004, the amount accrued until his resignation was $157,700 and at Mr. Joseph's discretion will be paid back either in cash or common stock at a price of $1 per share. On May 17, 2004, the Company and Mr. Joseph agreed to settle all past due accrued executive compensation in exchange for 150,000 shares of the Company's $0.0001 par value common stock. As of September 30, 2004, the shares have not been issued.

The Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the nine month period ended September 30, 2004, the wages expensed was $112,500 and the amount paid in cash was $0. As of September 30, 2004, the balance of accrued executive compensation was $408,750.

The Company hired John Dempsey as a Vice President whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. During the nine month period ended September 30, 2004, the wages expensed was $90,000 and the amount paid in cash was $0. As of September 30, 2004, the amount accrued was $246,632.

NOTE E -NOTES PAYABLE

A summary of notes payable at September 30, 2004 is as follows:

      On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by
      Paul M. Brown, the Company's former president, in the
      amount of $14,000. The note bears an interest rate of 10%
      per annum and is due upon demand. At the request of GAI,
      any unpaid balance of principal and interest due will be
      converted in common stock at a rate of $1 per share. As of
      September 30, 2004, the amount due is $4,000 in principal
      and $1,300 in accrued interest                                $    5,300

      On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company
      controlled by Paul M. Brown, the Company's former
      president, in the amount of $15,000. The note bears an
      interest rate of 10% per annum and is due upon demand. At
      the request of IFFI, any unpaid balance of principal and
      interest due will be converted in common stock at a rate of
      $1 per share. As of September 30, 2004, the amount due is
      $15,000 in principal, and $4,250 in accrued interest              19,250

      On April 16, 2002, the Company received $20,000 from Jackie
      Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of
      Ms. Brown, any unpaid balance of principal due will be
      converted in common stock at a rate of $1 per share. As of
      September 30, 2004, the amount due is $20,000 in principal,
      and $0 in accrued interest                                        20,000

      On July 7, 2002, the Company executed a promissory note
      with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of
      10% per annum and is due upon demand. At the request of Mr.
      Herda, any unpaid balance of principal and interest due
      will be converted in common stock at a rate of $1 per
      share. As of September 30, 2004, the amount due is $2,500
      in principal, and $762.50 in accrued interest                      3,263

      On July 11, 2002, the Company executed a promissory note
      with Patrick Herda, vice president of business development, in the amount of $18,000. The note bears an interest rate
      of 10% per annum and is due upon demand. At the request of
      Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per
      share. As of September 30, 2004, the amount due is $18000
      in principal, and $4,050 in accrued interest                      22,050

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

      The Company shall issue to DB 2,000,000 shares of the
      Company's $0.0001 par value common stock as an incentive to enter into this debt restructuring agreement. The shares
      are valued at $146,000 which is based on the fair market
      value of the stock with a discount for lack of
      marketability. The incentive is recognized as a financing
      expense to be amortized over the life of the loan. As of
      September 30, 2004, the shares have not been issued and the total amount is considered accrued expenses. As of
      September 30, 2004, the amount due is $973,135 in
      principal, and $72,985, in accrued interest                    1,046,120

      Less: current portion                                          1,115,983
                                                                    ----------
      Notes payable- long term                                      $       --
                                                                    ==========

During the three months ended September 30, 2004, the Company had interest expense totaling $25,316.

During the nine months ended September 30, 2004, the Company had financing expenses of $109,500 and as of September 30, 2004, there were unamortized loan fees totaling $36,500

NOTE F - STOCKHOLDERS' EQUITY

On January 5, 2004, the Company agreed to issue 1,265,822 shares of its $0.0001 par value common stock to Stanley Drinkwater in exchange for consulting services valued at $100,000. As of September 30, 2004, 632,910 shares were issued and the remainder are recognized in accrued expenses.

On January 9, 2004, the Company agreed to issue 616,438 shares of its $0.0001 par value common stock to Wayne Haley in exchange for consulting services valued at $45,000. The shares were issued on June 30, 2004.

On January 23, 2004, the Company agreed to issue 1,000,000 shares of its $0.0001 par value common stock to Greg Wilson in exchange for legal services valued at $63,000. As of September 30, 2004, 500,000 shares were issued and the remainder is recognized in accrued expenses.

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

On March 31, 2004, the Company agreed to issue 85,000 shares of its $0.0001 par value common stock to Vintage Filings in exchange for edgarization services valued at $17,000. The shares were issued on April 30, 2004.

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

On June 3, 2004, the Company agreed to issue 679,864 shares of its $0.0001 par value common stock to Greenberg & Lieberman in exchange for legal fees valued at $105,300. As of September 30, 2004, the shares were unissued and are recognized in accrued expenses.

On June 4, 2004, the Company issued 56,795 shares of its $0.0001 par value common stock to Eric Lindeman in exchange for consulting services valued at $7,500.

On June 14, 2004, the Company issued 500,000 shares of its $0.0001 par value common stock to Greg Wilson in exchange for legal fees valued at $31,500.

On June 30, 2004, the Company agreed to issue 19,139 shares of its $0.0001 par value common stock to Sprague Agency in exchange for investigative services valued at $2,546. On August 27, 2004, the shares issued.

On July 9, 2004 The company issued 625,000 shares of its $0.0001 par value common stock to Boris Muchnik for scientific consulting services. The shares were valued at $106,250.

On July 9, 2004 The company issued 209,790 shares of its $0.0001 par value common stock to Boris Muchnik for the filing of a patent. The shares were valued at $30,000

On August 6, 2004 the Company issued 97,110 shares of its $0.0001 par value common stock to George Denison in exchange for consulting services valued at $14,000.

On August 27 2004, the Company issued 19,139 shares of the Company's $0.0001 par value common stock to Sprague Agency to provide investigative services valued at the fair market value of the stock of $2,546.

On August 27 2004, the Company issued 416,666 shares of the Company's $0.0001 par value common stock to Sprague Agency to provide investigative services valued at the fair market value of the stock of $50,000.

On September 28, 2004, the Company issued 51,563 shares of its $0.0001 par value common stock to Eric Lindeman in exchange for consulting services valued at $7,500.

During the three months ended September 30, 2004, the Company reduced deferred compensation by $81,775.

During the three months ended September 30, 2004, the Company issued 1,419,268 shares of common stock to consultants for services for $215,960 which represents the fair value of the warrants issued, which did not differ materially from the value of the services rendered.

NOTE G - WARRANTS TO PURCHASE COMMON STOCK

The following condensed table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to consultants at September 30, 2004.

                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
                                          Weighted Average        Weighed                       Weighted
      Exercise            Number       Remaining Contractual      Average         Number        Average
       Prices          Outstanding          Life (Years)       Exercise Price  Exercisable     Remaining
   ---------------     -----------          ------------       --------------  -----------    Contractual
                                                                                              Life (Years)
                                                                                              ------------
           $ .30           200,000               .17                 $ 0.30       200,000         .17

Transactions involving the Company's warrant issuance are summarized as follows:

                                                          Number of Shares         Weighted Average
                                                                                   Price Per Share
       Outstanding at December 31, 2003                              0               $      0
          Granted                                              200,000               $   0.30
          Exercised                                                 --                     --
          Canceled or expired                                       --                     --
                                                               -------               --------
       Outstanding at September 30, 2004                       200,000               $   0.30
                                                               =======               ========

The weighted-average fair value of warrants granted to consultants during the period ended September 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                   2004                 2003
                                                                   ----                 ----
           Risk-free interest rate at grant date                       2 %               n/a
           Expected stock price  volatility                           40 %               n/a
           Expected dividend payout                                    0 %                --
           Expected option life-years (a)                         .5 years               n/a

      (a)The expected option life is based on contractual expiration dates.

The estimated value of the warrants granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the warrants to consultants was $400 and $0 during the period ended September 30, 2004 and 2003, respectively.

On June 16, 2004, the Company issued a warrant to purchase a total of 200,000 shares of the Company's $0.0001 par value common stock at $0.30 per share exercisable over six months to Vintage Filings, LLC. The fair value of the options has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.002 and the warrant was valued at $400.

As of September 30, 2004, the Company has authorized options and warrants which the holders can purchase up to 1,320,000 shares of its $0.0001 par value common stock., of which 200,000 were issued. The Company plans to issue the remaining options and warrants valued at $6,000 in the near future.

NOTE H - COMMITMENTS

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

On September 12, 2003, the Company executed a lease agreement for office space at a rate of $2,800 per month. The lease agreement is from October 1, 2003 through September 30, 2004. The Company is currently in dispute with the landlord over the terms of the lease agreement. As of September 30, 2004, disputed amount is $8,400.

On August 25, 2004, the Company entered into a consulting agreement for research services with Chuck Marshall for a period of two years in exchange for 375,000 shares. The services are valued at $43,000.

On August 26, 2004, the Company executed a lease agreement for office space at a rate of $1,200 per month. The lease agreement is from September 1, 2004 through November 30, 2004.

On September 29, 2004, the Company entered into a consulting services agreement with Mark Muchnik in exchange for 523,635 shares. The services are valued at $108,000

NOTE I - SUBSEQUENT EVENTS

On October 5, 2004 the company executed a promissory note payable with Long Lane Capital for $60,000 dollars. The note is payable within 30 days of demand and carries a 12% per year interest rate. On the default the Holder will have the right to convert the unpaid principal balance, accrued expense and any related default costs to Nuclear Solutions common stock as follows: At the option of the Holder the conversion price will be (a) Fifty (50%) discount of the 20-day moving average stock price on October 5, 2004 per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between October 5, 2004 and the default date. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months.

On November 12, 2004, the company extended the term of the license option agreement with Jackie Brown for three nuclear battery patents until December 31, 2004 in exchange for the payment of $2,825 in legal fees for patent maintenance.

On November 19, 2004, in connection with an investment banking agreement with J.P. Turner company, we authorized the issuance of 1,000,000 shares of our restricted common stock. We have valued the stock consideration at $240,000.

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

Our business activity is to develop product technologies in the homeland security, defense, nanotechnology and nuclear remediation sectors. Our primary business strategy consists of developing our intellectual property by refining conceptual designs, filing patent applications, and building operating proof-of-principle prototypes. Our business objective is to generate revenue by licensing or selling our product technologies, consisting of intellectual property in the form of patents and/or patent applications to potential industrial partners that have the resources and expertise to commercialize our product technologies in their respective marketplaces.

In addition to our primary business strategy, we are actively researching and attempting to obtain marketing and/or sublicensing rights to fully developed products that fit within our target markets. For example, we have identified and are in the process of obtaining the rights to products for remote detection and disruption of concealed conventional explosive devices. We intend use our expertise to facilitate sales of these products through potential marketing partners and/or integrate them, into new or existing products.

In November 2004 we changed our principal executive offices to : 1025 Connecticut Ave NW, Suite 1000 Washington, DC 20036. Our primary mailing Address remains 5505 Connecticut Ave NW, #191 Washington, DC 20015.

OUR TECHNOLOGIES:

SHIELDED NUCLEAR MATERIAL DETECTION/PORTABLE NUCLEAR WEAPON DETECTION

We are developing a new and unique technology to be integrated into a passive primary portal system that would screen trucks and shipping containers in real time for the presence of shielded nuclear weapons materials such as Uranium(U-235) and Plutonium (Pu-239).

Radiation emitted from weapons grade Uranium and Plutonium is relatively weak and easy to shield. Identification of these materials with conventional radiation detectors is unreliable. When the radiation emitted from these materials is effectively shielded, detection by conventional means is not possible.

The company is developing the intellectual property for a highly sensitive, portable, low cost, and rugged detection device that responds to minute gravitational anomalies. These unusual disturbances can correspond to the presence of high-density nuclear materials such as Uranium and Plutonium. Unlike radiation, the force of gravity cannot be shielded. The company believes that this technology is a unique novel suitable for the detection of shielded nuclear weapons. The company is unaware of any other similarly based technology in the marketplace.
 2

On October 13, 2004, we filled a patent application for our shielded nuclear material detection technology with the United States Patent and Trademark office titled Specific Density Detector.

Our preferred business model calls for a potential licensee to facilitate funding for commercialization of our technology. However, the company is actively seeking funding from government agencies. For example the agencies that are being approached include: Department of Defense, Department of Homeland Security/HSARPA and Defense Advanced Research Projects Agency (DARPA). In addition to government funding, management will continue to seek private funding opportunities to fund development of our shielded nuclear material detection technology.

The technical details about the operation of this technology cannot be released to the public at this time. Doing so would be considered a public disclosure and preclude our ability to obtain patent protection for our technology. Furthermore, it is possible that we may choose not to file a patent application on certain aspects of the technology if it is determined to be contrary to the security interests of the United States.

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

In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 5,087,533; 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. When the company chooses to exercise its rights under the agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensure of the technology to be paid to Ms. Brown. Subsequently, we began efforts to form development partnerships to assist in the development of and to secure government funding for this technology. We have initiated the process of forming a teaming arrangement with Lawrence Livermore National Laboratories to further develop this technology. We anticipate finalizing a teaming relationship with Lawrence Livermore National Laboratories by the second quarter of 2005. On November 12, 2004 the company extended it's license option agreement with Jackie Brown for the nuclear micro-battery technology until December 31, 2004. We anticipate extending our license option agreement through the end of 2005.

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

On June 16, 2004 the company filed a patent application with the USPTO titled "Apparatus and Method for Separating Tritiated and Heavy Water from Light Water".

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On November 19, 2004, in connection with an investment banking agreement with J.P. Turner Company, we authorized the issuance of 1,000,000 shares of our restricted common stock. We have valued the stock consideration at $240,000.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information

On October 5, 2004 the company executed a promissory note payable with Long Lane Capital for $60,000 dollars. The note is payable within 30 days of demand and carries a 12% per year interest rate. On the default the Holder will have the right to convert the unpaid principal balance, accrued expense and any related default costs to Nuclear Solutions common stock as follows: At the option of the Holder the conversion price will be (a) Fifty (50%) discount of the 20-day moving average stock price on October 5, 2004 per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between October 5, 2004 and the default date. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months.

On November 12, 2004, the company extended the term of the license option agreement with Jackie Brown for three nuclear battery patents until December 31, 2004 in exchange for the payment of $2,825 in legal fees for patent maintenance.


Item 6. Exhibits

     (a)  Exhibits:

     31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
     31.2 Chief Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
     32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
     32.2 Chief Financial Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

     (b) Reports on Form 8-K.

     There were no reports on Form 8-K for the first quarter ending September 30, 2004 quarter covered by this report.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2004.


                             NUCLEAR SOLUTIONS, INC.




By: /s/Patrick Herda                                 By: /s/John Dempsey
   -----------------                                    -------------------
   Patrick Herda                                        John Dempsey
   Title: President                                     Title: V.P.