Form 10KSB
period 2005-03-31
NUCLEAR SOLUTIONS INC
filed 2005-05-19
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from to Commission file number


                             NUCLEAR SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                         88-0433815
----------------------------------             --------------------------------
   (State of Incorporation)                    (IRSEmployerIdentification No.)



5505 Connecticut Ave., N.W. Ste.191.                        20015
------------------------------------               ---------------------
(Address of principal executive offices)                 (Zip Code)



Issuer's telephone number, (202)    787 - 1951
                           -----   ------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0- for the year ended December 31, 2004.

This report contains a total of___ pages. The Exhibit Index appears on page ___.

As of December 31, 2004, there were 36,598,646 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $15,492,891 based on the low bid price December 31, 2004 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2004, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                             Nuclear Solutions, Inc.
                                   FORM 10-KSB
                                December 31, 2004


                                                                            Page
                                                                            ----
PART I.......................................................................

ITEM 1.  Description of Business.............................................
ITEM 2.  Description of Properties...........................................
ITEM 3.  Legal Proceedings...................................................
ITEM 4.  Submission of Matters to Vote of Security Holders...................

PART II......................................................................

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
Business Issuer Purchases of Equity Securities...............................
ITEM 6.  Management's Discussion and Analysis or Plan of Operation...........
ITEM 7.  Financial Statements................................................
ITEM 8.  Changes In and Disagreements With Accounting and Financial
         Disclosure..........................................................
ITEM 8A. Controls and Procedures.............................................
ITEM 8B. Other Information...................................................

PART III.....................................................................

ITEM 9.   Directors, Executive Officers, Promoters, and Control
          Persons: Compliance with Section 16(a) of the Exchange Act........
ITEM 10.  Executive Compensation.............................................
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters....................................
ITEM 12.  Certain Relationships and Related Transactions.....................
ITEM 13.  Exhibits...........................................................
ITEM 14.  Principal Accounting Fees and Services.............................
SIGNATURES...................................................................
EXHIBIT INDEX................................................................


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

         (b) Business of the Issuer.

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

We have filed 3 patents applications in 2004 concerning the technology for NWD. The technical details about the operation of this technology cannot be released to the public at this time. Doing so would be considered a public disclosure and preclude our ability to obtain patent protection on our technology. Furthermore, it is possible that we may choose not to file a patent application on the technology if it is determined to be contrary to the security interests of the United States.

NUCLEAR MICRO-BATTERIES

This program is aimed at developing embeddable nuclear micro-batteries that can supply long-lasting power for computer chips, micromotors, remote sensors, implantable medical devices, and other defense and aerospace applications. This technology is also known as nuclear micro power generation or RIMS (radioisotope micro power sources). The science of nanotechnology is the design of Electrical and mechanical systems smaller than the width of a human hair. The field of nanotechnology includes making functional microscopic mechanical devices like motors, gear systems, and pumps. This field also includes making electronic circuits on an atomic scale. An opportunity exists to address the problem of providing reliable power to these devices for a long period of time. As electronic circuits and nanomachines grow ever smaller, a problem is created by the fact that conventional batteries cannot shrink to the same size and still hold enough power for the device to function for a reasonable period of time. Our nuclear micro battery technology may solve this problem by drawing energy from an embedded radioactive isotope due to the fact that nuclear batteries are known to have power densities up to 1,000 times greater than achievable with conventional chemical battery technology.

In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 5,087,533; 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. The original option agreement and first right of refusal for those three patents is currently set to expire in June of 2005; however, we do anticipate extending that option period through the end of 2005. When the company does choose to exercise its rights under the licensing option agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensure of the technology to be paid to Ms. Brown.

It should be noted, that the three patents issued for the nuclear micro-battery technology (Pat. Nos. 5,087,533; 6,118,204; 6,238,812) have expired as a result of non-payment of patent maintenance fees; however, the company has engaged the law firm of Greenberg and Lieberman, P.C. to make application for the revival of those patents and has paid all outstanding maintenance fee. We are currently developing the next generation of nuclear micro-battery technology intellectual property that could render the previous patents obsolete. However, the reinstatement of the expired patents would offer an additional opportunity to block our competition from this market.

Subsequent to entering the licensing option agreement in November of 2003, we began efforts to form development partnerships to assist in the development of and to secure government funding for this technology. We have initiated the process of forming a teaming arrangement with Lawrence Livermore National Laboratories to further develop this technology. Previously, we anticipated finalizing a teaming relationship with Lawrence Livermore National Laboratories by the third quarter of 2004. This was not accomplished, due to lack of working capital to fund this development program in 2004. Management anticipates funding and launching this teaming relationship in 2005.

Our nuclear micro battery technology relies on the application of tritiated amorphous silicon as a betavoltaic, thin-film, intrinsic energy conversion device. A betavoltaic battery is a nuclear battery that converts energy from beta particles released by a beta emitting radioactive source, such as tritium, into electrical power. Common semiconductor designs of betavoltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay (Lucent Technologies, Betabatt) or is illuminated by photons created when betas strike a phosphor(Trace Photonics, Inc.). These common betavoltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. A limitation of conventional betavoltaic batteries is the self-absorption of beta energy in the radioactive source itself. In order to reduce the self-absorption of beta energy we incorporate the radioactive isotope into the lattice of a semiconductor.

Tritiated amorphous silicon is a novel thin film material where a suitable radioisotope is bonded with silicon in the amorphous network or adjacent to it. Thin-film contact potential tritiated amorphous silicon cells have been built and operation verified by an independent laboratory.

We are aware of several types of nuclear batteries in development. By organizations such as Lucent, The University of Wisconsin, and Trace Photonics, Inc. and Betabatt, Inc. While we believe that our technology is superior due to higher resistance to radiation degradation, our competitors have greater access to capital and resources.

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

Our process is currently a proprietary trade secret owned by Nuclear Solutions, and being developed for us under contract by Boris Muchnik. During 2004 we filed 2 patent applications to secure the rights to the tritium remediation technology and the technology is now patent pending. It is company policy not to disclose the technical details of any of our patent pending technologies until the patent issues. Doing so would be considered a public disclosure and preclude our ability to obtain patent protection on our technology. Furthermore, it is possible that we may choose not to file a patent application on the technology if it is determined to be contrary to the security interests of the United States. TWR technology is a development stage technology. We cannot guarantee that we will either receive any patents on the technology or that the technology can be successfully commercialized.

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

During 2004, we did not generate any revenues from our products or  technologies
and  we  are  competing  against  companies  that  have  significantly   greater
financial, technical, political and human resources.

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

During 2004, the company filed two U.S. patent applications for our TWR technology that are currently pending; and to date, we have filed three U.S. patent applications for our Nuclear Weapons Detection Technology. Furthermore, the company expects to file additional patent applications in 2005 for our TWR technology, Nuclear Weapons Detection Technology, and our Nuclear Micro Battery Technology.

Our general business activities in 2004 included the establishment of a strategic relationship with Multipartner, S.P.A, and Italian Corporation, for consulting and developmental services in Europe; and as a result of this relationship, we now have access to offices in Rome, Italy. Currently we are poised to establish our European headquarters in Rome, Italy; and we have agreed to lease office space, of which we expect the terms to be finalized prior to the end of the second quarter of 2005. Our new offices in Rome will serve as a base for our European operations from which we intend to market our technologies, explore technologies being developed in Europe, and utilize European technical resources for technology development where applicable.

Additionally in 2004, we have worked with our Russian office and scientific advisory board to explore additional technology and developmental opportunities with the Russian scientific establishment. We are currently researching the expansion of our weapons detection technology portfolio by investigating the acquisition of rights to a Russian developed Improvised Explosive Detection Technology; however, we have not yet completed our evaluation and discussions at this point. The evaluation process and discussions regarding that technology have been delayed as result of various foreign security concerns.

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

Our pending patent applications may not be granted for various reasons, including the existence of similar patents or defects in the applications; arties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;

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

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a"Going Concern".

The independent auditor's report issued in connection with the audited financial statements of the company for the period ended December 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

Our  principal   business  address  is  1025  Connecticut  Ave  NW,  Suite  1000
Washington, DC 20036 and our principal mailing address is 5505 Connecticut Ave NW, #191, Washington, DC 20015.

We have arranged for temporary facilities on a month-to month agreement at our new principal address whereby we can utilize office space, conference rooms, and other facilities on an ad-hoc basis. The square footage of the facility is approximately 8,000 Sq ft. and approximately 1,500 is shared. The annual cost is approximately $44,400. We believe that this is adequate for our purposes on a temporary basis. We are investigating locating to a larger office facility when a suitable arrangement is made.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

         Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol NSOL. Table 1 sets forth the high and low bid information for fiscal year 2003 and 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ OTC BB Historic Data source.

Table 1.

Bid Information

Fiscal Quarter Ended                    Low            High

December 31, 2004                       0.45           1.98
September 30, 2004                      0.10           0.52
June 30, 2004                           0.15           0.38
March 31, 2004                          0.063          0.35

December 31, 2003                       0.094          0.07
September 30, 2003                      0.16           0.114
June 30, 2003                           0.40           0.33
March 31, 2003                          0.56           0.44

(a) Holders.

         Our company has approximately 1,184 shareholders of its common stock as of December 31, 2004 holding 36,598,646 common shares.

(b) Dividends.

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)      Recent Sales of Unregistered Securities

         During the fourth quarter of 2004, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

         On October 5, 2004 the company executed a convertible promissory note payable with Long Lane Capital, Inc. for $60,000 dollars. The note is payable within 30 days of demand and carries a 12% per year interest rate. On the default the Holder will have the right to convert the unpaid principal balance, accrued expense and any related default costs to Nuclear Solutions common stock as follows: At the option of the Holder the conversion price will be (a) Fifty (50%) discount of the 20-day moving average stock price on October 5, 2004 per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between October 5, 2004 and the default date. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months. The Company recorded a financing expense attributable to the warrants of $60,000.

         The securities issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

(d)      Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

    ------------------------------ -------------------------- --------------------------- --------------------------

    Plan Category                  Number of  Securities  to  Weighted-average            Number   of    Securities
                                   be issued  upon  exercise  Exercise      price     of  remaining  available  for
                                   of  outstanding  options,  outstanding       options,  future   issuance   under
                                   warrants and rights        warrants, and rights        equity       compensation
                                                                                          plans          (excluding
                                                                                          securities  reflected  in
                                                                                          column (a)
                                              (a)                       (b)                           (c)
    ------------------------------ -------------------------- --------------------------- --------------------------
    Equity   Compensation   Plans
    approved by security holders                None                        None                        None
    ------------------------------ -------------------------- --------------------------- --------------------------
    Equity   Compensation   Plans   5,000,000(1)               $ 0.09                         -0-
    not   approved   by  security   5,000,000(2)               $ 0.12                         -0-
    holders                         4,000,000(3)               $ 0.30                     1,756,507
    ------------------------------ -------------------------- --------------------------- --------------------------
    Total                          14,000,000                  $ 0.16                     1,756,507
    ------------------------------ -------------------------- --------------------------- --------------------------

(1) On June 30, 2003, the company adopted the 2003 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan was registered on a Form S-8 registration statement on July 28, 2003. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. The weighted average price of shares issued under the Plan during 2004 is listed in column (b). We issued 1,081,726 shares to four consultants for services provided to our company.

(2) On March 30 2004, the company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan was registered on a Form S-8 registration statement on March 30, 2004. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. We issued 5,000,000 shares to thirteen individual comprised of consultants, attorneys and others who provided services to our company during 2004.

(3) On November 10, 2004, the company adopted the 2005 Non-Qualified Stock Grant and Option Plan. The Plan reserved 4,000,000 shares. The Plan was registered on a Form S-8 registration statement filed on November 16, 2004. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. We issued 2,071,601 shares to six individuals comprised of consultants, attorneys and others who provided services to our company during 2004.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.


Plan of Operation

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

Revenues

We are in the development stage and have generated no revenues from from operations from our inception.

Costs and Expenses

From our inception through December 31, 2004, we have incurred losses of $7,652,274 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of $3,267,597. As a result of our operating losses from our inception through December 31, 2004, we generated a cash flow deficit of $ 947,448 from operating activities. Cash flows used in investing activities was $ 46,385 during the period Feberaury 27, 1997 (date of Company's inception) through December 31, 2004 . We met our cash requirements during this period through the private placement of $44,828 of common stock, capital contributed of $20,100 and $1,004,925 from the issuance of notes payable, net of repayments.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern : The indenpendent auditors report on the company's December 31, 2004 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Product Research and Development

We anticipate continuing to incur research and development expenditures in connection with the development of nuclear micro-battery technology, shielded nuclear material detector technoogy, tritiated water remediation technology during the next twelve months. This includes, but is not limited to: $500,000 to $1,000,000 for nuclear micro-battery technology, approximately $500,000 for tritiated water remediation technology, and approximately $1,500,000 for the shielded nuclear material detector technology.

These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended December 31, 2004, we have relied on the services of outside consultants for services and currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.          FINANCIAL STATEMENTS.


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934




                             NUCLEAR SOLUTIONS, INC.
                          (A development stage company)

                             NUCLEAR SOLUTIONS, INC.
                          (A development stage company)

                          Index to Financial Statements


-------------------------------------------------------------------------------

                                                                                                          Page
Report of Independent Registered Certified Public Accounting Firm                                          F-3

Balance Sheets as of December 31, 2004 and 2003                                                            F-5
Statements  of Losses for the years ended  December 31, 2004 and 2003 and for the period  February
27, 1997 (date of inception) through December 31, 2004                                                     F-6
Statement  of  Deficiency  in  Stockholders'  Equity for the  period  February  27,  1997 (date of
inception) through December 31, 2004                                                                       F-7
Statements of Cash Flows for the  years ended December 31, 2004 and 2003 and for the period
February 27, 1997 (date of inception) through December 31, 2004                                            F-8
Notes to Financial Statements                                                                           F-9 to F-20

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

-------------------------------------------------------------------------------


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Washington, D.C.

      We have audited the accompanying balance sheet of Nuclear Solutions, Inc., (a development stage company) as of December 31, 2004 and the related statements of losses, deficiency in stockholders equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

      We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Solutions, Inc. (a development stage company) at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3 to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 33. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   Russell Bedford Stefanou Mirchandani LLP
                                   Certified Public Accountants
     New York, New York
     May 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors
Nuclear Solutions, Inc.
(a development stage company)
Las  Vegas,  Nevada

We have audited the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003 of Nuclear Solutions, Inc. (A Nevada Corporation) (A Development Stage Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Nuclear Solutions, Inc.'s operations and cash flows for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.



Beckstead and Watts, LLP
Las Vegas, Nevada

April 16, 2004

                             NUCLEAR SOLUTIONS, INC.
                          (A development stage company)
                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                          2004              2003
ASSETS
Current assets:
    Cash and cash equivalents                                                        $       76,020    $           26
    Deposits                                                                                     --               535
                                                                                     --------------    --------------
      Total current assets                                                                   76,020               561

Property and equipment, net of accumulated depreciation

of $10,423 and $5,118 at December 31, 2004 and 2003, respectively (Note 5)                   17,792            20,751


Other assets                                                                                  1,800                --
                                                                                     --------------    --------------

Total assets                                                                         $       95,612    $       21,312
                                                                                     ==============    ==============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                            $    1,187,507    $      225,977
    Accrued executive compensation (Note 7)                                                 857,549           753,249
    Contingent liabilities (Note 8)                                                         214,000           205,600

    Convertible note payable-related parties (Note 9)                                        51,425                --

    Convertible note payable (Note 9)                                                     1,033,136                --
                                                                                     --------------    --------------
      Total current liabilities                                                           3,343,617         1,184,826

Long-term liabilities:
    Convertible debt                                                                             --           485,000
    Convertible debt-related party                                                               --            59,500
    Accrued Interest                                                                             --            78,625
    Accrued Interest-related party                                                               --             7,400
    Line of credit                                                                               --           408,500
                                                                                     --------------    --------------
      Total long term liabilities                                                                --         1,039,025


Commitments and contingencies (Note-12)                                                          --                --

(Deficiency in) stockholders' equity:
Preferred stock, par value: $0.001, authorized 10,000,000 shares; no shares issued
    and outstanding at December 31, 2004 and 2003 (Note 11)                                      --                --
Common stock, par value; $0.001, authorized 100,000,000 shares , 36,598,646 and
    28,441,211 shares issued and outstanding at December 31, 2004 and 2003,
    respectively (Note 11 )                                                                   3,660             2,844
Additional paid in capital (Note 11)                                                      4,786,346         3,294,207
Deferred compensation                                                                      (385,287)         (235,332)
Prior period compensation                                                                        --            61,000

(Deficit) accumulated during development stage                                           (7,652,724)       (5,325,258)
                                                                                     --------------    --------------

Total (deficiency in) stockholders' equity:                                              (3,248,005)       (2,202,539)
                                                                                     --------------    --------------
Total liabilities and (deficiency in) stockholders' equity:                          $       95,612    $       21,312
                                                                                     ==============    ==============

                 See accompanying notes to financial statements

                             NUCLEAR SOLUTIONS, INC.
                          (A development stage company)
                               STATEMENT OF LOSSES

                                                    For the Year Ended December 31,      For the Period
                                                                                        February 27, 1997
                                                                                        (date of inception)
                                                    For the Year Ended December 31,   through December 31, 2004
                                                        2004            2003
                                                        ----            ----
           Operating Expenses:
           Executive compensation                     $    316,500     $    460,753         $  2,183,191
           Consulting                                    1,321,376        1,180,335            3,774,823
           Legal and professional fees                     379,300           53,974              539,814
           General and administrative expenses              55,910          122,096              559,241
           Depreciation and amortization                     5,306            3,995              102,394
           Impairment expense                                    -           65,250               97,646
                                                      ------------     ------------         ------------
                   Total Operating Expenses              2,078,392        1,886,403            7,257,109

              Loss from Operations                     (2,078,392)      (1,886,403)          (7,257,109)

           Other Income (Expenses):
           Interest expense                              (104,074)         (52,525)            (189,615)
           Finance cost                                  (206,000)                -            (206,000)
                                                      ------------     ------------         ------------
                 Total Other Income (Expenses)           (310,074)         (52,525)            (395,615)

           Loss before provision for income taxes      (2,388,466)      (1,938,928)          (7,652,724)


           Provision for taxes (Note 4)                          -                -                    -
                                                      ------------     ------------         ------------

           Net loss                                  $ (2,388,466)   $  (1,938,928)        $ (7,652,724)
                                                     ============    =============         ============

           Net loss per share
           Basic and diluted (Note 14)                 $    (0.08)      $    (0.09)                  n/a
                                                     ============    =============
           Weighted average number of common share

           outstanding , basic and diluted              31,344,080      21,449,871                   n/a
                                                     ============    =============

                 See accompanying notes to financial statements

                             NUCLEAR SOLUTIONS, INC.
                          (A development stage company)
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD FEBRUARY 27, 1997 (Date of Inception) THROUGH
                                DECEMBER 31, 2004




                                                                                                Common StoAdditional
                                                     Date               Price      Shares      Amount  Paid - In Capital
                                                                                ----------------------------------------
Shares issued for services and  organization         March 1997           0.001     1,000,000      100              900
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 1997                                                          1,000,000      100              900
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 1998                                                          1,000,000      100              900
Shares issued for cash                               August, 1999         0.005       400,000       40            1,960
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 1999                                                          1,400,000      140            2,860
Shares issued for cash                               March, 2000           0.08       527,500       53           41,647
Shares issued for services                           September, 2000      0.001       200,000       20              180
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 2000                                                          2,127,500      213           44,687
Shares issued for services                           July, 2001            0.05       100,000       10            4,990
Shares issued for technology                         August, 2001         0.005    17,872,500    1,787           85,213
Shares issued for services                           September, 2001       0.86       750,000       75          642,925
Deferred compensation                                                                       -        -                -
Contributed capital                                                                         -        -              100
Expenses paid by shareholder                                                                -        -           20,000
Amortization of deferred compensation                                                       -        -                -
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 2001                                                         20,850,000    2,085          797,915
Shares issued for services                           January, 2002         1.11       429,250       43          476,145
Shares issued for services                           September, 2002       0.20       100,000       10           19,990
Shares issued for services                           November, 2002        0.65     1,100,000      110          717,390
Shares issued for services                           December, 2002        0.36        10,000        1            3,589
Deferred compensation                                                                       -        -                -
Prior period adjustment                                                                     -        -                -
Amortization of deferred compensation                                                       -        -                -
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 2002                                                         22,489,250    2,249        2,015,029
Shares issued for services                           May, 2003             0.32       595,000       59          188,991
                                                     June, 2003            0.38     1,120,000      112          427,888
                                                     July, 2003            0.23     1,500,000      150          344,640
                                                     September, 2003       0.15     1,000,000      100          149,900
                                                     October, 2003         0.11       787,177       79           86,321
                                                     November, 2003        0.08     1,050,784      105           81,428
Shares cancelled                                                                     (101,000)     (10)              10
Deferred compensation
Amortization of deferred compensation                                                       -        -                -
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 2003                                                         28,441,211    2,844        3,294,207
Shares issued for services                           January, 2004         0.09       370,348       37           33,913
                                                     February, 2004        0.08       711,378       71           53,929
                                                     March, 2004           0.08       719,505       72           58,928
                                                     April, 2004           0.11       611,315       61           66,939
                                                     May, 2004             0.10       772,225       77           78,923
                                                     June, 2004            0.07       556,795       56           38,944
                                                     July, 2004            0.17       834,790       84          141,831
                                                     August, 2004          0.12       532,915       53           66,493
                                                     September, 2004       0.15        51,563        5            7,495
                                                     October, 2004         0.06       500,000       50           31,450
                                                     November, 2004        0.30     1,828,499      183          550,592
                                                     December, 2004        0.30       868,102       87          261,523
Shares cancelled                                                                     (200,000)     (20)         (27,380)
Adjust value                                                                                -        -           (5,668)
Fair value attributed to warrants issued with debt                                          -        -           60,000
Fair value attributed to warrants issued for services                                       -        -           74,227
Deferred compensation
Amortization of deferred compensation                                                       -        -                -
Net loss                                                                                    -        -                -
                                                                                ----------------------------------------
Balance, December 31, 2004                                                         36,598,646    3,660        4,786,346

                                                                           Deficit
                                                                         Accumulated
                                                                           During
                                                      Deferred Equity    Development
                                                       Based Expense        Stage          Total
                                                     ------------------------------------------------
Shares issued for services and  organization                         -               -         1,000
Net loss                                                             -            (830)         (830)
                                                     ------------------------------------------------
Balance, December 31, 1997                                           -            (830)          170
Net loss                                                             -             (36)          (36)
                                                     ------------------------------------------------
Balance, December 31, 1998                                           -            (866)          134
Shares issued for cash                                               -               -         2,000
Net loss                                                             -          (1,366)       (1,366)
                                                     ------------------------------------------------
Balance, December 31, 1999                                           -          (2,232)          768
Shares issued for cash                                               -               -        41,700
Shares issued for services                                           -               -           200
Net loss                                                             -         (28,719)      (28,719)
                                                     ------------------------------------------------
Balance, December 31, 2000                                           -         (30,951)       13,949
Shares issued for services                                           -               -         5,000
Shares issued for technology                                         -               -        87,000
Shares issued for services                                           -               -       643,000
Deferred compensation                                         (337,500)              -      (337,500)
Contributed capital                                                  -               -           100
Expenses paid by shareholder                                         -               -        20,000
Amortization of deferred compensation                           84,375               -        84,375
Net loss                                                             -      (1,318,403)   (1,318,403)
                                                     ------------------------------------------------
Balance, December 31, 2001                                    (253,125)     (1,349,354)     (802,479)
Shares issued for services                                                           -       476,188
Shares issued for services                                                           -        20,000
Shares issued for services                                                           -       717,500
Shares issued for services                                           -               -         3,590
Deferred compensation                                         (926,188)              -      (926,188)
Prior period adjustment                                              -          61,000        61,000
Amortization of deferred compensation                          631,629               -       631,629
Net loss                                                             -      (2,036,976)   (2,036,976)
                                                     ------------------------------------------------
Balance, December 31, 2002                                    (547,684)     (3,325,330)   (1,855,736)
Shares issued for services                                           -               -       189,050
                                                                     -               -       428,000
                                                                     -               -       344,790
                                                                     -               -       150,000
                                                                     -               -        86,400
                                                                     -               -        81,533
Shares cancelled                                                     -               -             -
Deferred compensation                                         (530,650)                     (530,650)
Amortization of deferred compensation                          843,002               -       843,002
Net loss                                                             -      (1,938,928)   (1,938,928)
                                                     ------------------------------------------------
Balance, December 31, 2003                                    (235,332)     (5,264,258)   (2,202,539)
Shares issued for services                                           -               -        33,950
                                                                     -               -        54,000
                                                                     -               -        59,000
                                                                     -               -        67,000
                                                                     -               -        79,000
                                                                     -               -        39,000
                                                                     -               -       141,915
                                                                     -               -        66,546
                                                                     -               -         7,500
                                                                     -               -        31,500
                                                                     -               -       550,775
                                                                     -               -       261,610
Shares cancelled                                                     -               -       (27,400)
Adjust value                                                         -               -        (5,668)
Fair value attributed to warrants issued with debt                   -               -        60,000
Fair value attributed to warrants issued for services                -               -        74,227
Deferred compensation                                         (866,418)                     (866,418)
Amortization of deferred compensation                          716,463               -       716,463
Net loss                                                             -      (2,388,466)   (2,388,466)
                                                     ------------------------------------------------
Balance, December 31, 2004                                    (385,287)     (7,652,724)   (3,248,005)


                 See accompanying notes to financial statements

                             NUCLEAR SOLUTIONS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                                                        For the Period
                                                                                      February 27, 1997
                                                                                      (date of inception)
                                                      For the Year Ended December 31,       through
                                                            2004            2003       December 31, 2004
                                                        ------------    ------------    ------------
Cash flows from operating activities:
Net (loss)                                              $ (2,388,466)   $ (1,938,928)   $ (7,652,724)
Adjustments to reconcile net (loss)  to  cash used
in operating activities
Depreciation  and amortization (Note)                          5,306           3,995         119,794
Loss on write down of assets                                      --              --          14,996
Impairment of technology                                          --          65,250          65,250
Financing cost attributable to warrants                       60,000              --          60,000
Stock issued for services                                  1,316,069       1,592,125       4,141,413
Stock cancelled                                              (27,400)             --         (27,400)
Other                                                         (4,657)             --          (4,657)
Changes in operating assets and liabilities:
Decrease in prepaid expenses                                      --          23,750              --
(Increase) decrease in other assets                           (1,265)          7,791          (1,800)
Increase (decrease) accounts payable                         220,373          (9,710)        262,979
Increase in accrued expenses                                 639,917         171,531       1,028,888
Increase (decrease) in accrued executive compensation        104,300        (255,036)        857,549
Increase in accrued interest                                 102,239          52,525         188,264
                                                        ------------    ------------    ------------
Net cash provided by (used in) operating activities           26,416        (286,707)       (947,448)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
Purchase of equipment                                         (2,347)        (14,677)        (46,385)
                                                        ------------    ------------    ------------
Net cash used in investing activities                         (2,347)        (14,677)        (46,385)
                                                        ------------    ------------    ------------

Cash flows from financing activities:
Capital contribution                                              --              --          20,100
Issuance of common stock                                          --              --          44,828
Payment of debt                                               (8,075)         (2,500)        (10,575)
Proceeds from issuance of debt                                60,000         288,500       1,015,500
                                                        ------------    ------------    ------------
Net cash provided by financing activities                     51,925         286,000       1,069,853
                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents          75,994         (15,384)         76,020
                                                                                        ------------
Cash and cash equivalents at beginning of the period              26          15,410              --
                                                        ------------    ------------    ------------
Cash and cash equivalents at end of the period          $     76,020    $         26    $     76,020
                                                        ============    ============    ============

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                $         --    $         --    $         --
                                                        ============    ============    ============
Cash paid during the period for income taxes            $         --    $         --    $         --
                                                        ============    ============    ============

Accrued interest converted in to note payable           $     79,635    $         --    $     79,635

                 See accompanying notes to financial statements

                             NUCLEAR SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. (the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. The Company has generated no revenue and in accordance with SFAS #7, the Company is considered a development stage company.

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2004 or 2003.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions.

Property and equipment

The cost of furniture and equipment is depreciated over the estimated useful life of the assets utilizing the straight-line method of depreciation based on the following estimated useful lives:

Office equipment             5 years
Computer equipment           5 years
Furniture and fixtures       7 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized.

Intangible and Long-Lived Assets

The Company follows SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There was $65,250 of impairment expense related to acquired technology during the year ended December 31, 2003.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff

Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the years ended December 31, 2004 or 2003.


Use of Estimates


The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


Fair Value of Financial Instruments


The carrying amounts of certain financial instruments, including cash, accounts payable and accrued expenses, settlement payable and notes payable approximate their fair value as of December 31, 2004 because of the relatively short-term maturity of these instruments.


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

Loss Per Share


Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2004 and 2003, the Company had 12,132,015 and 636,167 potentially dilutive securities.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Income Taxes


The Company accounts for income taxes under the Financial Accounting Standard Board ("FASB") SFAS No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation to employees. We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2004 and 2003.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,388,466 and $1,938,926 during the years ended December 31, 2004 and 2003, respectively. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.


New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not yet have any inventory.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No.67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharingtransactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. The Company is adopting this Statement early, for the year 2004. No stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, or employee share purchase plans were in existence prior to 2004.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June

15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $2,388,466, a working capital deficiency of $3,267,597 and a stockholders' deficiency of $3,248,005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


U.S federal statutory                (34.0%)
rate
Valuation                              34.0%
                                       -----
reserve
Total                                     -%
                                          ==

As of December 31, 2004, the Company has a net operating loss carry forward, subject to limitations of Section 382 of the Internal Revenue Code, as amended, ..as follows:

       Year              Amount          Expiration
       ----              ------          ----------

         1997                  $830           2017
         1998                   $36           2018
         1999                $1,366           2019
         2000               $28,719           2020
         2001            $1,318,403           2021
         2002            $1,975,976           2022
         2003            $1,938,928           2023
         2004            $2,388,466           2024


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consists of the followings:

Office equipment                            $18,592      $16,296
Computer equipment and software               7,173        7,123
Furniture and fixtures                        2,450        2,450
                                           --------     --------
                                             28,215       25,869
Less: accumulated depreciation             (10,423)      (5,118)
                                           --------     --------
Net property and equipment                  $17,792     $ 20,751

Depreciation expense totaled $5,305 and $3,995 for the year ended December 31, 2004 and 2003, respectively.

NOTE 6 - ACQUIRED TECHNOLOGY

On August 8, 2001, the Company entered into an Asset Purchase Agreement to acquire licensed technology designed to render nuclear waste products environmentally harmless. Pursuant to the Agreement the Company issued 17,872,500 shares of its $0.0001 par value common stock to Global Atomics, Inc., a company controlled by Paul M. Brown, the Company's former president, for a stated value of $87,000. Impairment totaled $65,250 for the year ended December 31, 2003.

NOTE 7 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667. As of December 31, 2003, no payments have been made and the balance is $142,667.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. As of December 31, 2004, the balance of accrued executive compensation was $446,250.

On January 23, 2002, the Company hired John Dempsey as the vice president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. As of December 31, 2004, the amount accrued was $268,632 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

NOTE 8 - CONTINGENT LIABILITIES

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products. As of December 31, 2003, the contract was terminated and the Company has accrued a contingent liability of $200,000 at December 31, 2004 and 2003.

During the years ended December 31, 2004 and 2003, the Company accrued a total of $8,400 and $5,600 as contingent liabilities related to the lease agreement for office space.

NOTE 9 - CONVERTIBLE DEBT

Notes payable at December 31, 2004 and 2003 are as follows:

                                                                                     2004            2003
On October 16, 2002, the Company executed note payable / line of credit agreement with an individual for $650,000. The repayment will begin upon the first revenue positive year of operation and the payback will be 1% of the profit derived from the operations for a period of five years and subject to the terms of the note. Converted to new note
in January, 2004.                                                                      $   -       $ 408,500
DMB  Enterprises,  3 demand notes at 10% per year,  convertible  into common stock at a weighted  average rate of $0.86 per share.  Converted to new note
in January, 2004.                                                                          -         485,000
Denise Barbato,  bearing  interest at 10% per year,  convertible into common
stock at $0.084 per share. The note is payable on January 8, 2005.                   973,135               -
Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
convertible into common stock at $1.00 per share                                       4,000           4,000
International  Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share                                      15,000          15,000
Jackie Brown,  demand note payable to related party, non -interest  bearing,
convertible into common stock at $1.00 per share                                      20,000          20,000
Patrick  Herda  demand  note  payable  to  related  party  at 10% per  year,
convertible into common stock at $1.00 per share                                      12,425          20,500
Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
stock at a 50% discount to market                                                     60,000               -
                                                                              ---------------    ------------
Total notes payable                                                                1,084,560         953,000
Less: current portion                                                             (1,084,560)             (-)
                                                                              --------------     ------------
Balance notes payable (long term portion)                                     $            -      $  953,000
                                                                              ==============     ===========


On January 8, 2004, the Company entered into a debt restructuring agreement with Denise Barbato (DB) whereby the agreement consolidated all of the notes payable with DMB Enterprises including accrued interest totaling $564,635 and the balance in the line of credit of $408,500 into one note totaling $973,135. The entire principal balance of $973,135 shall accrue interest at a simple annual interest rate of 10% per annum. Accrued interest at December 31, 2004 is $97,314. The agreement also states that the Company can borrow an additional $50,000 at DB's discretion. The repayment of the principal amount plus any accrued interest on the loan will be deferred until such time that the Company receives financing if no less than $2,000,000, or twelve months from the effective date of this agreement, whichever event occurs first. Within 15 days of the due date, the Company shall execute one of the following repayment options at their discretion:

1. The outstanding principal and accrued interest to date shall be converted into common stock at the 20 day moving average stock price ($0.084 per share), or

2. The outstanding and accrued interest to date shall paid in full with cash, or

3. Any combination of option 1 and 2 above.

The Company shall issue to DB 2,000,000 shares of the Company's $0.0001 par value common stock as an incentive to enter into this debt restructuring agreement. The shares are valued at $146,000 which is based on the fair market value of the stock with a discount for lack of marketability. The incentive is recognized as a financing expense. At December 31, 2004, the shares have not been issued and the amount has been included in accrued expenses.

On October 5, 2004 the company executed a promissory note payable with Long Lane Capital for $60,000 dollars. The note is payable within 30 days of demand and carries a 12% per year interest rate. Upon default the holder will have the right to convert the unpaid principal balance, accrued expense and any related default costs to common stock as follows: At the option of the holder the conversion price will be (a) Fifty (50%) discount of the 20-day moving average stock price on October 5, 2004 per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between October 5, 2004 and the default date. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months. The Company has recorded a financing expense attributable to the warrants of $60,000. At December 31, 2004 the aggregate amount due is $60,000 in principal and $1,800 in accrued interest.

As of December 31, 2004, the total amounts due are $111,425 in principal and $12,325 in accrued interest.


NOTE 10 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of December 31, 2004, the amount due is $4,000 in principal and $1,400 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2004, the amount due is $15,000 in principal and $4,625 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

On July 7, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. On July 11, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $18,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the years ended December 31, 2004 and 2003, the Company has paid $8,075 and $2,500, respectively, to Mr. Herda.

As of December 31, 2004, the aggregate amount due is $12,425 in principal and $4,500 in accrued interest.

NOTE 11 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2004, the Company has issued and outstanding 36,598,646 shares of common stock.

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

During 1999, the Company issued 400,000 shares of common stock at $.005 per share for total cash of $2,000.

During 2000, the Company issued 527,500 shares of common stock at $.08 per share for total cash of $41,700.

During 2000, the Company issued 200,000 shares of common stock, valued at $200, for consulting services..

During 2001, the Company issued 850,000 shares of common stock, valued at $648,000, for services.

On August 8, 2001, the Company issued 17,872,500 shares of common stock, valued at $87,000, to Global Atomics, Inc., a company owned solely by Paul M. Brown, the Company's former president, pursuant to an Asset Purchase Agreement for the purchase of technology.

During the year ended December 31, 2001, the former president of the Company paid expenses in the amount of $20,000 to reduce accounts payable.

During 2002, the Company issued 1,639,250 shares of common stock, valued at $1,217,278, for services.

During 2003, the Company issued 6,052,961 shares of common stock, valued at $1,279,773, for services.

On June 30, 2003, the Company cancelled 101,000 shares of its $0.0001 par value common stock.

During 2004, the Company issued 8,357,435 shares of common stock, valued at $1,391,796, for services. The stock issued was valued at $0.167 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

During 2004, the Company cancelled 200,000 shares of its common stock previously issued for services.

NOTE 12 - COMMITMENTS

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

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products. As of September 30, 2003, the contract was terminated and the Company accrued a contingent liability of $200,000..

On November 8, 2002, the Company executed a consulting agreement with SAC Management for consulting services to be rendered for a period of one year in exchange for 650,000 and an additional 250,000 shares of its $0.0001 par value common stock are due once the Company is approved for trading on the AMEX or the NASDAQ.


NOTE 13 -WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2004:

                         Warrants Outstanding & Exercisable

                                            Weighted Average          Weighed
                           Number        Remaining Contractual        Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price
    ---------------     -----------           ------------        --------------

            $0.14           500,000                 1.75              $0.14
            $0.75           250,000                 0.50              $0.75
                            750,000                                   $0.34
                         ==========                                   =====

                                    Number of Shares   Weighted Average Exercise
                                                               Price
Outstanding at January 1, 2003                     --    $               --
   Granted                                         --                    --
   Exercised                                       --                    --
   Canceled or expired                             --                    --
                                   ------------------    ------------------
Outstanding at December 31, 2003                   --                    --
   Granted                                    950,000                  0.33
   Exercised                                 (200,000)                 0.30
   Canceled or expired                             --                    --
                                   ------------------    ------------------
Outstanding at December 31, 2004              750,000    $             0.34
                                   ==================    ==================

All warrants were exercisable at the date of grant. Of the warrants, 450,00 warrants, were issued in connection with services and 500,000 were issued in connection with financing. The Company granted warrants to purchase 200,000 shares at $0.30 per share and 250,000 shares at $0.75 to a non-employee for consulting services in April and December 2004, respectively. The Company recognized $74,227 as an expense relating to these warrants for the year ended December 31, 2004. The Black-Scholes option pricing model was used to value the warrants based on the following assumptions : volatility of 190%, dividend rate of 0%, and risk free interest rate of 2.4%. The Company also granted warrants in connection with the Long Lane Capital note described in Note 10. The warrant was attributed a value of $60,000, based on the proceeds received in the transaction.


NOTE 14 - LOSSES PER SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                 2004           2003
                                             ------------   ------------

Loss Available to Common Shareholders        $ (2,388,466)  $ (1,938,928)
                                             ============   ============
Basic and Fully Diluted Loss Per Share       $      (0.08)  $      (0.09)
                                             ============   ============
Weighted Average Common Shares Outstanding     31,344,080     21,449,871
                                             ============   ============


NOTE 15 - NON-QUALIFIED STOCK GRANT AND OPTION PLAN

The Company has adopted Non-Qualified Stock Grant and Option Plan. The Plan is administered by the Company's Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation.

On June 30, 2003, the Company adopted the 2003 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan was registered on a Form S-8 registration statement on July 28, 2003. On March 30 2004, the Company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan was registered on a Form S-8 registration statement on March 30, 2004. The Company issued 5,000,000 shares to thirteen individual comprised of consultants, attorneys and others who provided services to Company during 2004. On November 10, 2004, the Company adopted the 2005 Non-Qualified Stock Grant and Option Plan. The Plan reserved 4,000,000 shares. The Plan was registered on a Form S-8 registration statement filed on November 16, 2004. The Company issued 2,071,601 shares to six individuals comprised of consultants, attorneys and others who provided services to the Company during 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 19, 2004, the Registrant's certifying independent accountant, Beckstead & Watts, LLP. was dismissed. The financial statements reported on by Beckstead & Watts, LLP were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the preceding two fiscal years, and interim periods, with the exception that Beckstead & Watts, LLP did issue a going concern opinion which appears Note 3 of the Company's financial statements which are a part of the Form 10-KSB Annual Report for the period ending December 31, 2003. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the preceding two fiscal years and interim periods, including the interim period up through the date the relationship ended. On November 19, 2004, we engaged the independent certifying accountant firm named Russell, Bedford, Stefanou, Mirchandani, LLP, Certified Public Accountants, 1360 Beverley Rd., Ste. 103, McLean, VA 22101.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2004, and subsequent to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of January 1, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2004, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

Our independent certifying accountant questioned the depth and experience of our accounting staff responsible for preparing and closing the General Ledger for the Company's 2004 10-KSB Report. The Company was aware of its staffing needs and has taken steps to address its understaffed Finance and Accounting team to correct this material weakness. Subsequent to the date of the financial statements, the Company engaged an independent contractor who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.

Timely Closing of the Books

Management identified a material weakness based on the Company's delay in closing its books. To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and will be implemented in the 2nd quarter 2005 close process and utilized in the preparation of the 2nd quarter 2005 Form 10-QSB and subsequent period ends.

(c) Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.          OTHER INFORMATION: None

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the officers and directors of the Nuclear Solutions, Inc.

(a)   Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name                        Age        Position(s)

Patrick Herda               35         President, CEO, Chairman, Board Directors
John Dempsey                62         Vice President of Industrial Relations,
Secretary, Treasurer
                                       CFO, Treasurer, Member, Board of
                                       Directors
John Powers, Ph.D.          70         Member, Board of Directors
Jack Young                  75         Vice President

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

3. Subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

         We received no reports covering purchase and sale transactions in our common stock during 2004, and we believe that each person who, at any time during 2004, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2004, except as follows:

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

o        Compliance with applicable governmental laws, rules and regulations,

o The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and

o        Accountability for adherence to the Code.


ITEM 10.          EXECUTIVE COMPENSATION.

The following table sets forth the compensation of the executive officers for the year ended December 31, 2004.

Summary Compensation Table

                               Annual Compensation   Long-term Compensation
                               -------------------   -----------------------
                   Fiscal      Salary/               Stock
Name               Year        Fees          Bonus   Awards (#)      Options(#)
                               -------------------------------------------------

Patrick Herda(1)      2004     $150,000(1)   -0-     -0-             -0-
John Dempsey(2)       2004     $120,000(2)   -0-     150,000(4)      -0-
Jack Young(3)         2004     -0-           -0-     -0-             1,000,000

(1) Patrick Herda as the President has an annual base salary of $150,000. As of December 31, 2003, Mr. Herda was not paid any amount of his salary during 2004 and the unpaid balance is accruing as a corporate obligation. As of December 31, 2004, Mr. Herda's accrued unpaid compensation was $446,500.

(2) John Dempsey, a vice-president, has an annual base salary of $120,000. During the year ended December 31, 2004, Mr. Dempsey was paid $8,000 of his salary and the unpaid balance is accruing as a corporate obligation. As of December 31, 2004, Mr. Dempsey's accrued unpaid compensation was $268,632.

(3) On October 2, 2003, the company hired Jack Young as the vice president of corporate development whereby the company is to issue an option for Mr. Young to purchase 1,000,000 shares of the Company's $0.0001 par value common stock at
13.2 cents per share over the period of one year. On November 7, 2003 the board of directors authorized the issuance of the option.

(4) On December 23, 2004, we awarded John Dempsey 150,000 restricted common shares valued at $46,500.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2004. Beneficial Ownership of more than 5% based on 36,598,646 common shares.

Beneficial Ownership of 5%.

(a) Our stock transfer agency records do not list any shareholders owning five percent or more of our common stock.

(b) Security Ownership of Management. Based on 36,598,646 shares as set forth in
(a) above as of December 31, 2004.


Table 2.

(1)                       (2)                        (3)                        (4)
Title of Class            Name and Address           Amount and Nature          Percent of
                                                                                Class
Common Stock

John Dempsey              5505 Connecticut Ave NW             150,000             0.41%
                          Suite 191
                          Washington, DC 20015

Patrick Herda             5505 Connecticut Ave NW           1,000,000             2.73%
                          Suite 191
                          Washington, DC 20015

John Powers               5505 Connecticut Ave NW              20,000            0.054%
                          Suite 191
                          Washington, DC 20015

Jack Young                5505 Connecticut Ave NW           1,000,000(1)          2.73%
                          Suite 191
                          Washington, DC 20015

         Total                                              2,170,000             5.93%

(1) Represents common stock option to purchase 1,000,000 common shares at a price of 13.2 Cents per share.

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

         On December 23, 2004, we issued John Dempsey, a company director and vice president, 150,000 common shares valued at $46,500.

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

         On July 7, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. On July 11, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $18,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the years ended December 31, 2004 and 2003, the Company has paid $8,075 and $2,500, respectively, to Mr. Herda. As of December 31, 2004, the aggregate amount due is $12,425 in principal and $4,500 in accrued interest.

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

         The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts except as may be required by our Code of Ethical Conduct.

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


ITEM 13.          EXHIBITS

         (a) Exhibits

         *3.1 Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001 changing corporate name to Nuclear Solutions, Inc.

         *3.2     Articles of Incorporation of Stock Watch Man, Inc.

         *3.3     Bylaws of Nuclear Solutions, fka, Stock Watch Man, Inc.

         *20.1    Code of Ethical Conduct

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

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.

* Previously filed.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant during 2003 and 2004, Beckstead & Watts, LLP of Las Vegas, Nevada. On November 19, 2004, we dismissed Beckstead &

Watts, LLP and engaged Russell Bedford Stefanou Mirchandani, LLP as our auditor for our fiscal year ending December 31, 2004. Accounting fees for 2004 represent fees paid to Beckstead & Watts, LLP and Russell Bedford Stefanou Mirchandani.

                                    Year End 12-31-04         Year End 12-31-03

Audit Fees                               $ 7,500                    $12,000
Audit-related Fees
Tax Fees
All other fees                           $ 5,000
Total Fees                               $12,500                    $12,000


The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's serves as the company audit committee.

The Company's principal accountant during 2004, Beckstead & Watts, LLP, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May ___, 2005


Nuclear Solutions, Inc.


------------------------                             ---------------------------
By: Patrick Herda                                    By: John Dempsey
Title:President, CEO                                 Title: V.P., Sec., CFO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                     April ___, 2005
------------------------------
By: Patrick Herda
Title:President, CEO, Director


                                                     April ___, 2005
------------------------------
By: John Dempsey
Title: V.P., Sec., CFO