Form 10KSB/A
period 2005-03-31
NUCLEAR SOLUTIONS INC
filed 2005-05-19
CIK 1116112

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

Dated: May 19, 2005


Nuclear Solutions, Inc.

/s/ Patrick Herda                                    /s/ John Dempsey
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


/s/ Patrick Herda                                    May 19, 2005
------------------------------
By: Patrick Herda
Title:President, CEO, Director


/s/ John Dempsey                                     May 19, 2005
------------------------------
By: John Dempsey
Title: V.P., Sec., CFO