Form 10QSB
period 2005-03-31
NUCLEAR SOLUTIONS INC
filed 2005-05-31
CIK 1116112

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____to_____


                        Commission file number 000-31959


                             NUCLEAR SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                88-0433815
    ----------------------             --------------------------------
   (State of Incorporation)           (IRS Employer identification No.)


 1025 Connecticut Ave NW, Suite 1000 Washington, DC 20036
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of March 31, 2005: 37,821,525

Transitional Small Business Disclosure Format (Check One)Yes [ ] No [X]

Table of Contents

Item 1.   Financial Statements..............................................
          Balance Sheet unaudited)..........................................
          Statements of Operations unaudited)...............................
          Statements of Cash Flows unaudited)...............................
          Notes to Financial Statements.....................................

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.........................................................

Item 3.   Controls and Procedures...........................................

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................

Item 2.   Unregistered Sale of Equity Securities and
             Use of Proceeds................................................

Item 3.   Defaults upon Senior Securities...................................

Item 4.   Submission of Matters to a Vote
          of Security Holders...............................................

Item 5.   Other Information.................................................

Item 6.   Exhibits..........................................................

Signatures..................................................................


                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             NUCLEAR SOLUTIONS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                   CONDENSED

                                                                March 31,    December 31,
                                                                  2005          2004
                                                              -----------    -----------
                                                              (Unaudited)
ASSETS

Current assets:
      Cash                                                    $    71,927    $    76,020
      Accounts receivable                                          40,416             --
                                                              -----------    -----------

Total curent assets                                               112,343         76,020

Property and equipment, net of accumulated depreciation
  of $11,798 and $10,423, respectively                             16,417         17,792

Other assets                                                        1,800          1,800
                                                              -----------    -----------

TOTAL ASSETS                                                      130,560    $    95,612
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                     1,256,957      1,187,507
      Accrued executive compensation                              921,049        857,549
      Contingent liabilities                                      214,000        214,000
      Convertible notes payable - related parties (Note 4 & 5)     39,000         51,425
      Convertible notes payable - other (Note 4)                1,093,135      1,033,136
                                                              -----------    -----------

Total current liabilities                                       3,524,141      3,343,617
                                                              -----------    -----------

Commitments and contingencies

Deficiency in Stockholders Equity
      Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, no shares issued and outstanding                                  --
      Common stock, $0.0001 par value; 100,000,000
        shares authorized, 37,821,525 and 36,598,646 shares
        issued and outstanding, at March 31, 2005 and
        December 31, 2004 respectively                              3,782          3,660
      Additional paid-in capital                                5,650,974      4,786,346
      Deferred equity based expense                              (462,463)      (385,287)
      Deficit accumulated during the development stage         (8,585,874)    (7,652,724)
                                                              -----------    -----------

Deficiency in Stockholders Equity                              (3,393,581)    (3,248,005)
                                                              -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY      $   130,560    $    95,612
                                                              ===========    ===========


The accompanying notes are an integral part of the unaudited condensed financial statements.

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
  For the Three Month Periods Ended March 31, 2005 and 2004 and From Inception
           of Development Stage (February 27, 1997) to March 31, 2005
                                  (Unaudited)

                                                                                From Inception
                                                                                of Development
                                                                                     Stage
                                                                              (February 27, 1997)
                                               Three Months Ended March 31,           to
                                                 2005              2004         March 31, 2005
                                             ------------      ------------   -------------------
Revenue                                      $     40,416      $         --      $     40,416
                                             ------------      ------------      ------------

Executive compensation                             67,500            67,500         2,250,691
Consulting                                        682,973           210,975         4,457,796
Legal and professional fees                       106,930             5,250           646,744
General and administrative expenses                27,584            10,772           586,825
Depreciation and amortization                       1,376             1,259           103,770
Impairment expense                                     --                              97,646
                                             ------------      ------------      ------------

                                                  886,363           295,756         8,143,472
                                             ------------      ------------      ------------

Loss before other income (expense)               (845,947)         (295,756)       (8,103,056)

Interest expence                                  (27,203)          (26,326)         (216,818)
Finance costs                                     (60,000)          (36,500)         (266,000)
                                             ------------      ------------      ------------

Loss before provision for income taxes           (933,150)         (358,582)       (8,585,874)

Provision for income taxes                             --                --                --
                                             ------------      ------------      ------------

Net loss                                         (933,150)         (358,582)       (8,585,874)
                                             ============      ============      ============


Basic and diluted loss per share             $      (0.03)     $      (0.01)
                                             ============      ============

Weighted average number of common shares
     outstanding, basic and diluted            36,975,184        29,041,135
                                             ============      ============


The accompanying notes are an integral part of the unaudited condensed financial statements.

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                       From Inception of Development Stage
                      (February 27, 1997) to March 31, 2005
                                   (Unaudited)



                                                                                   Common Stock                Additional
                                                                         -------------------------------        Paid-In
                                              Date           Price           Shares           Amount            Capital
                                                                         --------------  ---------------  ----------------
Shares issued for services and organization   3/1/1997             0.001     1,000,000              100               900
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 1997                                                   1,000,000              100               900
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 1998                                                   1,000,000              100               900
Shares issued for cash                        August, 1999         0.005       400,000               40             1,960
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 1999                                                   1,400,000              140             2,860
Shares issued for cash                        March, 2000           0.08       527,500               53            41,647
Shares issued for services                    September, 2000      0.001       200,000               20               180
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 2000                                                   2,127,500              213            44,687
Shares issued for services                    July, 2001            0.05       100,000               10             4,990
Shares issued for technology                  August, 2001         0.005    17,872,500            1,787            85,213
Shares issued for services                    September, 2001       0.86       750,000               75           642,925
Deferred compensation                                                                -                -                 -
Contributed capital                                                                  -                -               100
Expenses paid by shareholder                                                         -                -            20,000
Amortization of deferred compensation                                                -                -                 -
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 2001                                                  20,850,000            2,085           797,915
Shares issued for services                    January, 2002         1.11       429,250               43           476,145
Shares issued for services                    September, 2002       0.20       100,000               10            19,990
Shares issued for services                    November, 2002        0.65     1,100,000              110           717,390
Shares issued for services                    December, 2002        0.36        10,000                1             3,589
Deferred compensation                                                                -                -                 -
Prior period adjustment                                                              -                -                 -
Amortization of deferred compensation                                                -                -                 -
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 2002                                                  22,489,250            2,249         2,015,029
Shares issued for services                    May, 2003             0.32       595,000               59           188,991
                                              June, 2003            0.38     1,120,000              112           427,888
                                              July, 2003            0.23     1,500,000              150           344,640
                                              September, 2003       0.15     1,000,000              100           149,900
                                              October, 2003         0.11       787,177               79            86,321
                                              November, 2003        0.08     1,050,784              105            81,428
Shares cancelled                                                              (101,000)             (10)               10
Deferred compensation
Amortization of deferred compensation                                                -                -                 -
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 2003                                                  28,441,211            2,844         3,294,207
Shares issued for services                    January, 2004         0.09       370,348               37            33,913
                                              February, 2004        0.08       711,378               71            53,929
                                              March, 2004           0.08       719,505               72            58,928
                                              April, 2004           0.11       611,315               61            66,939
                                              May, 2004             0.10       772,225               77            78,923
                                              June, 2004            0.07       556,795               56            38,944
                                              July, 2004            0.17       834,790               84           141,831
                                              August, 2004          0.12       532,915               53            66,493
                                              September, 2004       0.15        51,563                5             7,495
                                              October, 2004         0.06       500,000               50            31,450
                                              November, 2004        0.30     1,828,499              183           550,592
                                              December, 2004        0.30       868,102               87           261,523
Shares cancelled                                                              (200,000)             (20)          (27,380)
Adjust value                                                                         -                -            (5,668)
Fair value attributed to warrants issued with debt                                   -                -            60,000
Fair value attributed to warrants issued for services                                -                -            74,227
Deferred compensation
Amortization of deferred compensation                                                -                -                 -
Net loss                                                                             -                -                 -
                                                                         --------------  ---------------  ----------------
Balance, December 31, 2004                                                  36,598,646            3,660         4,786,346
Shares issued for services                    February, 2004        0.69     1,055,438              105           732,645
                                              March, 2004           0.43       167,441               17            71,983
Fair value attributed to warrants issued with debt                                                                 60,000
Amortization of deferred compensation
Net loss
                                                                         --------------  ---------------  ----------------
Balance, March 31, 2005                                                     37,821,525          $ 3,782       $ 5,650,974
                                                                         ==============  ===============  ================

                                                                 Deficit
                                                  Deferred     Accumulated
                                                   Equity         During
                                                    Based      Development
                                                   Expense        Stage           Total
                                              -------------- --------------- --------------
Shares issued for services and organization               -               -          1,000
Net loss                                                  -            (830)          (830)
                                              -------------- --------------- --------------
Balance, December 31, 1997                                -            (830)           170
Net loss                                                  -             (36)           (36)
                                              -------------- --------------- --------------
Balance, December 31, 1998                                -            (866)           134
Shares issued for cash                                    -               -          2,000
Net loss                                                  -          (1,366)        (1,366)
                                              -------------- --------------- --------------
Balance, December 31, 1999                                -          (2,232)           768
Shares issued for cash                                    -               -         41,700
Shares issued for services                                -               -            200
Net loss                                                  -         (28,719)       (28,719)
                                              -------------- --------------- --------------
Balance, December 31, 2000                                -         (30,951)        13,949
Shares issued for services                                -               -          5,000
Shares issued for technology                              -               -         87,000
Shares issued for services                                -               -        643,000
Deferred compensation                              (337,500)              -       (337,500)
Contributed capital                                       -               -            100
Expenses paid by shareholder                              -               -         20,000
Amortization of deferred compensation                84,375               -         84,375
Net loss                                                  -      (1,318,403)    (1,318,403)
                                              -------------- --------------- --------------
Balance, December 31, 2001                         (253,125)     (1,349,354)      (802,479)
Shares issued for services                                                -        476,188
Shares issued for services                                                -         20,000
Shares issued for services                                                -        717,500
Shares issued for services                                -               -          3,590
Deferred compensation                              (926,188)              -       (926,188)
Prior period adjustment                                   -          61,000         61,000
Amortization of deferred compensation               631,629               -        631,629
Net loss                                                  -      (2,036,976)    (2,036,976)
                                              -------------- --------------- --------------
Balance, December 31, 2002                         (547,684)     (3,325,330)    (1,855,736)
Shares issued for services                                -               -        189,050
                                                          -               -        428,000
                                                          -               -        344,790
                                                          -               -        150,000
                                                          -               -         86,400
                                                          -               -         81,533
Shares cancelled                                          -               -              -
Deferred compensation                              (530,650)                      (530,650)
Amortization of deferred compensation               843,002               -        843,002
Net loss                                                  -      (1,938,928)    (1,938,928)
                                              -------------- --------------- --------------
Balance, December 31, 2003                         (235,332)     (5,264,258)    (2,202,539)
Shares issued for services                                -               -         33,950
                                                          -               -         54,000
                                                          -               -         59,000
                                                          -               -         67,000
                                                          -               -         79,000
                                                          -               -         39,000
                                                          -               -        141,915
                                                          -               -         66,546
                                                          -               -          7,500
                                                          -               -         31,500
                                                          -               -        550,775
                                                          -               -        261,610
Shares cancelled                                          -               -        (27,400)
Adjust value                                              -               -         (5,668)
Fair value attributed to warrants issued with             -               -         60,000
Fair value attributed to warrants issued for s            -               -         74,227
Deferred compensation                              (866,418)                      (866,418)
Amortization of deferred compensation               716,463               -        716,463
Net loss                                                  -      (2,388,466)    (2,388,466)
                                              -------------- --------------- --------------
Balance, December 31, 2004                         (385,287)     (7,652,724)    (3,248,005)
Shares issued for services                         (112,500)                       620,250
                                                    (72,000)                             -
Fair value attributed to warrants issued with                                       60,000
Amortization of deferred compensation               107,324                        107,324
Net loss                                                           (933,150)      (933,150)
                                              -------------- --------------- --------------
Balance, March 31, 2005                          $ (462,463)   $ (8,585,874)  $ (3,393,581)
                                              ============== =============== ==============

The accompanying notes are an integral part of the unaudited condensed financial statements.

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended March 31, 2005 and 2004 and From
      Inception of Development Stage (February 27, 1997) to March 31, 2005
                                   (Unaudited)

                                                                                          From Inception of
                                                                                             Development
                                                                                                Stage
                                                                                          (November 7, 2000)
                                                             Three Months Ended March 31,    to March 31,
                                                                2005             2004             2005
                                                            -----------      -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (933,150)     $  (358,582)     $(8,585,874)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                 1,375            1,259          121,169
    Loss on write down of assets                                     --               --           14,996
    Impairment of technology                                         --               --           65,250
    Financing cost attributable to warrants                      60,000          120,000
    Stock and warrants issued for services                      727,574          (31,985)       4,868,987
    Stock cancelled                                                  --               --          (27,400)
    Other                                                            --               --           (4,657)
Changes in operating assets and liabilities:
  Accounts receivable                                           (40,416)              --          (40,416)
  Other assets                                                       --              535           (1,800)
  Accounts payable and accrued expenses                          69,449          322,143        1,335,580
  Contingent liability                                               --          214,000
  Accrued executive compensation                                 63,500           67,500          921,049
                                                            -----------      -----------      -----------

Net cash (used in) provided by operating activities             (51,668)             870         (999,116)
                                                            -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                --              (32)         (46,385)
                                                            -----------      -----------      -----------

Net cash used in investing activities                                --              (32)         (46,385)
                                                            -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                --               --           20,100
Sale of common stock                                                 --               --           44,828
Payments on debt                                                (12,425)              --          (23,000)
Proceeds from issuance of debt                                   60,000               --        1,075,500
                                                            -----------      -----------      -----------

Net cash provided by financing activities                        47,575               --        1,117,428
                                                            -----------      -----------      -----------

Net increase in cash                                             (4,093)             838           71,927

Cash, beginning of period                                        76,020               26               --
                                                            -----------      -----------      -----------

Cash, end of period                                         $    71,927      $       864      $    71,927
                                                            ===========      ===========      ===========

Cash paid for:
  Interest                                                  $        --      $        --      $        --
  Income taxes                                                       --               --               --

Supplemental schedule of non-cash financial activities:

Accrued interest converted to note payable                  $        --      $    79,635      $    79,635


The accompanying notes are an integral part of the unaudited condensed financial statements.

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

BUSINESS

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 and from inception (February 27, 1997) to March 31, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

LOSS PER SHARE

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At March 31, 2005 and 2004, the Company had 14,572,059 and 11,934,065 potentially dilutive securities.

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

Licensing fee income will be recognized ratably over the term of the license.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $933,150, a working capital deficiency of $3,411,798 and a stockholders' deficiency of $3,393,581. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

Notes payable at March 31, 2005 and December 31, 2004 are as follows:

                                                                                  March 31,     December 31,
                                                                                    2005            2004
----------------------------------------------------------------------------- --------------- ---------------
Denise Barbato,  bearing  interest at 10% per year,  convertible into common
stock at $0.084 per share. The note is payable on June 30, 2005                   $  973,135      $  973,135

Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
convertible into common stock at $1.00 per share                                       4,000           4,000

International  Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share                                      15,000          15,000

Jackie Brown,  demand note payable to related party, non -interest  bearing,
convertible into common stock at $1.00 per share                                      20,000          20,000

Patrick  Herda  demand  note  payable  to  related  party  at 10% per  year,
convertible into common stock at $1.00 per share                                           -          12,425

Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
stock at a 50% discount to market                                                    120,000          60,000
Total notes payable                                                                1,132,135       1,084,560

Less: current portion                                                             (1,132,135)     (1,084,560)

Balance notes payable (long term portion)                                         $        -      $        -

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


On February 25, 2005, the company executed a second promissory note payable with Long Lane Capital for $60,000 dollars. The note is payable within 30 days of demand and carries a 12% per year interest rate. Upon default the holder will have the right to convert the unpaid principal balance, accrued expense and any related default costs to common stock as follows: At the option of the holder the conversion price will be (a) Fifty (50%) discount of the 6-month moving average stock price for the period June 1 through December 31, 2004 which was $0.44 discounted 50% equals $ 0.22 Cents per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between February 25, 2005 and the date notice of warrant exercise is given to the Corporation. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months. The Company has recorded a financing expense attributable to the warrants of $60,000.

NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

During the three months ended March 31, 2005 the Company repaid the remaining $12,425 principal balance due to Patrick Herda.

NOTE 6 - STOCKHOLDER'S EQUITY

During the three months ended March 31, 2005 the Company issued an aggregate of 1,222,879 shares of common stock, valued at $804,750, for consulting services.

In February, 2005, the Company issued a warrant to purchase 500,000 shares of common stock, as described in Note 4.

During the three months ended March 31, 2004 the Company issued an aggregate of 1,801,231 shares of common stock, valued at $146,950, for consulting services.

NOTE 7 - LICENSE AGREEMENT

On March 15, 2005 the Company entered into a license agreement pursuant to which it licensed its technology to a third party for a 10 year period. Total license fees over the 10 year period are $9,700,000, payable in quarterly installments of $242,500, in arrears.

NOTE 8 -WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of March 31, 2005:

   Warrants Outstanding & Exercisable
                                       Weighted       Average      Weighed
                        Number        Remaining     Contractual    Average
   Exercise Prices   Outstanding     Life (Years)               Exercise Price

   $  0.14             500,000          1.50                       $  0.14
   $  0.22             500,000          1.92                       $  0.22
   $  0.75             250,000          0.50                       $  0.75
                      1250,000                                     $  0.29

                             NUCLEAR SOLUTIONS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


                                                                  Weighted
                                                                  Average
                                               Number of          Exercise
                                                 Shares            Price

   Outstanding at December 31, 2004             750,000          $   0.34
      Granted                                   500,000              0.22
      Exercised                                       -                 -
      Canceled or expired                             -                 -
   Outstanding at March 31, 2005              1,250,000          $   0.29


NOTE 9- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three months ended March 31, 2005. That customer accounted for all of accounts receivable at March 31, 2005, and the receivable was collected in April, 2005.


NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2005 the Company issued 2,641,039 shares of common stock. 2,514,723 shares were issued as payment of expenses accrued at December 31, 2004 in the amount of $467,940. 126,316 shares were issued for consulting services to be performed June through December of 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

OUR CORPORATE HISTORY

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

OUR BUSINESS

Our business activity is to develop and licence product technologies in the homeland security, defense, nanotechnology and nuclear remediation sectors. Our primary business strategy consists of developing our intellectual property by refining conceptual designs, filing patent applications, and building operating proof-of-principle prototypes. Our business objective is to generate revenue by licensing or selling our product technologies, consisting of intellectual property in the form of patents and/or patent applications to potential industrial partners that have the resources and expertise to commercialize our product technologies in their respective marketplaces.

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

When a technology is deemed market ready, the company will offer it to potential customers for commercial licensing. As an example, after the successful prototype construction and operation of our shielded nuclear material detector, we will offer the sensor system to companies that have the appropriate experience to integrate the sensor into a working environment to meet the performance criteria as required by the end user. We do not intend to establish manufacturing operations of our own. Nor do we intend to establish extensive marketing and distribution operations of our own. Our business model is centered on the sale and/or licensing of our technologies through strategic partnerships with companies that have established manufacturing, sales and marketing infrastructures such as well known defense and electronics contractors. By way of example, companies that could be potential partners for our shielded nuclear material detection technology may be: Lockheed-Martin, General Atomics, Raytheon and other such companies. Currently we do not have any partnership agreements or material contracts with the aforementioned companies.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

REVENUES

During the perod ending March 31, 2005, we recognized revenues of $40,416 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $0 in revenues for the same period ended March 31, 2004. Additional revenues in the amount of $59,584 were collected in the period but will be booked in the second quarter.

On March 15, 2005, we entered into a License Agreement with I.P. Technology Holding, Inc.(IPTH), a New Jersey corporation. We granted I.P. Technology a limited license for the right to the purchase and resell products based on our patent pending technology for the detection of shielded fissile nuclear materials to all non-federal police and fire agencies in the United States for the patent life of the technology.

Additionally, IPTH has the right to sub-license their rights under the terms of the license with the approval of the company.

IPTH has agreed to pay Nuclear Solutions the sum of Nine Million Seven Hundred Thousand ($9,700,000) Dollars over a ten (10) year period, payable on a quarterly basis in the amount of $242,500 Dollars, or more, until paid in full. The first installment is due June 30, 2005. We received a $100,000 License
Agreement signing payment on March 15, 2005. The signing payment will be credited to the first quarterly payment. To the extent this technology is commercialized, we will be entitled to an Eight (8%) percent royalty payment on all I.P. Technology Holding gross revenue related to this technology.

While the total revenue under the License Agreement is $9.7 Million over a ten-year period, management has elected to recognize only the license revenue for the current quarterly portion of the license agreement. We have made this election because IPTH is a start-up enterprise and this raises the level of risk and uncertainty regarding the ultimate collectibility of the $9.7 million Dollars over a ten-year period. At this time, we believe this conservative approach is prudent. Management will re-evaluate this financial treatment on a quarterly basis.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2005 were $886,363 and Compares to $295,756 for the same period ended March, 31, 2004. Included in the Quarter ended March 31, 2005 are $682,973 and 106,930 in expenses for _consulting fees and legal fees respectively. This compares to 210,975 in consulting fees and $5,250 in legal fees for the first quarter of 2004. The increase in expenses is attributed to the increased market valuation of equity securities issued for pre-existing obligations. Legal fees were higher due to increased activity in the development of intellectual property and filing of patent applications.

From our inception through March 31, 2005, we have incurred losses of $8,585,874. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

As a result of limited capital resources and minimal revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.
LIQUIDITY AND CAPITAL RESOURCES

As a result of our operating losses from our inception through December 31, 2004, we generated a cash flow deficit of $999,116 from operating activities. Cash flows used in investing activities was $46,385 during the period February 27, 1997 (date of Company's inception) through March 31, 2005.

As of March 31, 2005, we had a working capital deficit of $3,411,798. This compares to a working capital deficit of $ 3,267,597 as of December 31, 2004. As a result of our operating losses for the first three months ended March 31, 2005, we generated a cash flow deficit of $51,668 from operating activities. Cash flows used in investing activities was $0 during the quarter. Cash flows used in financing activities were $47,575 on payment of short-term notes payable for the first three months ended March 31, 2005.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our December 31, 2004 financial statements included in the Company's Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

NUMBER OF EMPLOYEES

From our inception through the period ended March 31, 2005, we have relied on the services of outside consultants for services and currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

OUR TECHNOLOGIES:

GRAVIMETRIC SHIELDED NUCLEAR MATERIAL/PORTABLE NUCLEAR WEAPON DETECTOR (Patents Pending)

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

This technology is protected by three pending patent applications. We filed our first patent application in October 2004. Subsequently we filed two additional patent applications in January 2005. We expect further development work on the intellectual property relating to this technology and expect to file additional patents over the next twelve months.

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

Over the next 12 months our development plan for our gravimetric nuclear material detector is as follows:

Continue development of the related intellectual property and file additional patent applications.

Secure funding of approximately $500,000 to $1.5M through debt or equity instruments to fund this project.

Secure a strategic commercial development partner.

Build and demonstrate a proof-of principle prototype.

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

In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 5,087,533; 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. In January 2005, The company extended the license option rights under the terms of the agreement until January 2006 in exchange for the payment of all outstanding maintenance fees. When the company does choose to exercise its rights under the licensing option agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensure of the technology to be paid to Ms. Brown.

Two of the three nuclear micro-battery patents the we hold a license option for(Pat. Nos. 5,087,533; and 6,118,204) have expired as a result of non-payment of patent maintenance fees by the prior assignee; however, the company has engaged the law firm of Greenberg and Lieberman, P.C. to make application for the revival of those patents and has paid all outstanding maintenance fees. We are currently developing the next generation of nuclear micro-battery technology that could render the previous patents obsolete. However, the reinstatement of the expired patents could offer an additional opportunity to block our competition from this market.

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

Our nuclear micro battery technology relies on the application of tritiated amorphous silicon as a betavoltaic, thin-film, intrinsic energy conversion device. A betavoltaic battery is a nuclear battery that converts energy from beta particles released by a beta emitting radioactive source, such as tritium, into electrical power. Common semiconductor designs of betavoltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay (Lucent Technologies, Betabatt) or is illuminated by photons created when betas strike a phosphor(Trace Photonics, Inc.). These common betavoltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. Furthermore, P-N junction devices Another limitation of conventional betavoltaic batteries is the self-absorption of beta energy in the radioactive source itself. In order to reduce the self-absorption of beta energy we incorporate the radioactive isotope into the lattice of a semiconductor.

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

The operation of our nuclear micro battery was proven by an independent lab. However it is still considered a development stage technology. We cannot guarantee that this technology will receive any additional patents or that the technology can be successfully commercialized.

Over the next 12 months we plan on raising capital in the amount of $500,000 to %1,000,000 to fund the development of our nuclear micro-battery technology. We also plan on funding a development program with Lawrence Livermore National Laboratory to build new battery prototypes intended for Micro-Electro-Mechanical Systems(MEMS) applications. We anticipate raising the money to fund this project through a combination of debt and equity financing.

TRITIATED WATER REMEDIATION TECHNOLOGY (TWR) (Patents Pending)

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

Over the next 12 months we plan on raising capital in the amount of approximately $500,000 to fund the further development and proof-of-principal demonstration of our tritiated water remediation technology. We anticipate raising the money to fund this project through a combination of debt and equity financing.

Progress in the development of our technologies have been slower than expected due to the reorganization of our business strategy and lack of working capital. We estimate that with working capital of $2,000,000 dollars at least one of our technologies will be fully demonstrable and ready for commercial licensing within 18 months.

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

During 2005,  we generated  limited  revenues from our  technologies  and we are
competing  against  companies  that  have   significantly   greater   financial,
technical, political and human resources. ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, March 31, 2005, and subsequent to the date of this report, we carried out evaluations, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of January 1, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

(b) Changes in Internal Control.

         As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements, as of and for the year ended March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On April 12, 2005, we issued 1,000,000 restricted common shares to Denise Barbato and 1,000,000 restricted common shares to Barbato Capital valued at $73,000 each in consideration of a debt restructuring agreement. This total of $146,000 was charged as financing expense.

         On April 15, 2005, we issued 150,000 shares to Adrian Joseph in connection with a settlement agreement executed May 17, 2004. We valued the transaction at $157,000.

         We believe the securities issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

         On February 25, 2005, the company borrowed $60,000 from Long Lane Capital, Inc. We executed a convertible promissory note payable to Long Lane Capital, Inc. for $60,000 dollars. The note is payable within 30 days of demand and carries a 12% per year interest rate. On the default the Holder will have the right to convert the unpaid principal balance, accrued expense and any related default costs to Nuclear Solution's common stock as follows: At the option of the Holder the conversion price will be (a) Fifty (50%) discount of the 6-month moving average stock price for the period June 1 through December

31, 2004 is $0.44  discounted  50% equals $ 0.22 Cents) per share,  or (b) Fifty
(50%) discount of the lowest closing bid price per share between February 25, 2005 and the default date. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months.

         On March 15, 2005, we entered into a License Agreement with I.P. Technology Holding, Inc., a New Jersey corporation. We granted I.P. Technology a limited license for the right to the purchase and resell products based on our patent pending technology for the detection of shielded fissile nuclear materials to all non-federal police and fire agencies in the United States for the life of the technology. We have also described this technology in our other reports and press releases as "gravimetric sensor technology". This technology is the subject of a pending patent application. No patent has been issued and this technology has not been commercialized, therefore, all references to this technology are qualified by these facts.

         I.P. Technology has the right to sub-license this technology and make, use and sell any and all items, products, materials and goods to this licensed technology in the United States to non-federal police and fire agencies.

         I.P. Technology has agreed to pay Nuclear Solutions the sum of Nine Million Seven Hundred Thousand ($9,700,000) Dollars over a ten (10) year period, payable on a quarterly basis in the amount of $242,500 Dollars, or more, until paid in full. The first installment is due June 30, 2005. We received a $100,000 License Agreement signing payment on March 15, 2005. The signing payment will be credited to the first quarterly payment. To the extent this technology is commercialized, we will be entitled to an Eight (8%) percent royalty payment on all I.P. Technology Holding gross revenue related to this technology.

         While the I.P.  Holding  revenue  under the License  Agreement  is $9.7
Million over a ten-year period, management has elected to recognize only the license revenue for the current quarterly portion of the license agreement. We have made this election because I.P. Technology Holding is a start-up enterprise and this raises the level of risk and uncertainty regarding the ultimate collectibility of the $9.7 million Dollars over a ten-year period. At this time, we believe this conservative approach is prudent. Management will re-evaluate this financial treatment on a quarterly basis.

         This License Agreement summary should be read in conjunction with the attached Exhibit 10 titled License Agreement, which contains the details of the summarized transactions.

ITEM 6.  EXHIBITS

     (a)  Exhibits:

         10       License Agreement with I.P. Technology Holding, Inc.

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

         31.2 Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

         32.2 Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2005.

                                               NUCLEAR SOLUTIONS, INC.


By: /s/Patrick Herda                           By: /s/John Dempsey
   -----------------                               -------------------
   Patrick Herda                                   John Dempsey
   Title: President, CEO                           Title: V.P., CFO





Exhibit 10


                                License Agreement

         THIS AGREEMENT made to be effective March 15, 2005 by and between Nuclear Solutions, Inc., a corporation, having a principal place of business at 1025 Connecticut Ave., Ste. 1000, Wash. D.C. 20036(hereinafter LICENSOR), and IP Technology, a corporation, having a principal place of 407 Blumfield Dr., Unit 2
W. Berlin, NJ 08091 (hereinafter LICENSEE).

RECITALS

         WHEREAS, LICENSOR is the owner of certain intellectual property that is patent pending entitled SPECIFIC DENSITY DETECTOR which is more specifically described in Exhibit A, attached herein, (hereinafter "the aforementioned property"), and LICENSOR warrants that it has the right to grant a license for the aforementioned property; and

         WHEREAS,  LICENSOR warrants that it has certain proprietary information
(hereinafter   KNOW-HOW)   associated  with   commercial   exploitation  of  the
aforementioned property;

         WHEREAS, LICENSEE has requested LICENSOR to grant a license for the right to the preferred purchase and resale rights of the aforementioned property to all police and fire agencies in the United States for the life of the aforementioned property (hereinafter "Licensed Rights");

         WHEREAS, there are more then 55,000 combined Police and Fire Districts within the United States;

         WHEREAS, a prototype of the aforementioned property is still in the process of being produced;

         WHEREAS, LICENSOR is willing to grant a license to the Licensed Rights; and

         NOW THEREFORE, in consideration of the premises and of the mutual covenants and obligations set forth herein, LICENSOR and LICENSEE agree as follows:

ARTICLE 1 - DEFINITIONS

         The following expressions, as used in this Agreement, shall have the meanings set forth in this Article:

         1.1 LICENSED PATENT shall mean the aforementioned property as shown in Exhibit A, which is hereby incorporated by reference, and any reissue, reexamination or extension thereof.

         1.2 LICENSED KNOW-HOW shall mean all proprietary information associated with the aforementioned property, including but not limited to selection of materials and choice of methods of manufacture.

         1.3 LICENSED PRODUCT shall mean the goods comprising LICENSED PATENT and associated KNOW-HOW.

         1.4 LICENSED PATENT AREA shall mean the United States of America and territories.

         1.5 LICENSED PATENT SCOPE shall mean all police and fire agencies.

         1.6 substantial and continuing infringement of the LICENSED PATENT shall mean parties whom have refused to cease and desist unlawful activity after having been provided notice and at least 10 days to comply.

         1.7 BEST PRICING shall mean the right to buy the product at the price offered from either LICENSOR or any OTHER LICENSEE of LICENSOR at a rate that is equal to or better then pricing offered to any other entity. Such pricing shall be set by LICENSOR at LICENSOR'S exclusive discretion.

         1.8 CLIENT LISTS shall mean any entity or real person to whom a licensed product has been used by, sold to or otherwise disposed of with by LICENSEE.

ARTICLE 2 - LICENSE GRANT

         2.1 LICENSOR hereby grants under the LICENSED PATENT, upon the terms and conditions set forth herein, a personal, exclusive, though transferable right and license to LICENSEE, with the right to sub-license according to the provisions contained in Article 12, to make, use, and sell any and all items, products, materials, goods to LICENSED PATENT in the LICENSED PATENT AREA within the LICENSED PATENT SCOPE for the term of this Agreement and to have the right to buy from LICENSOR the LICENSED PRODUCT at BEST PRICING. The rights and license granted herein are referred to hereinafter as the LICENSED RIGHTS.

         2.2 As noted above the LICENSED PATENT SCOPE is limited to police and fire agencies. This term is explained herein to specifically excludes ALL federal agencies, all non-governmental agencies and any entity not based within the United States and territories, even if said agency functions within the United States and territories.

         2.3 Prior to any marketing of LICENSED PRODUCT in the LICENSED PATENT AREA within the LICENSED PATENT SCOPE, LICENSEE agrees to obtain, at LICENSEE's own expense, (a) all applicable United States Consumer Product Safety Commission approvals regarding the utility, efficacy, safety, and labeling of LICENSED PRODUCT, (b) all applicable United States Home Land Security approvals in respect to the sale and provisioning, of LICENSED PRODUCT, by or on behalf of LICENSEE, and (c) all other governmental approvals or registrations (federal, state, local or otherwise) needed. LICENSEE further agrees to maintain current, at LICENSEE's own expense, all such applicable United States governmental approvals for LICENSED PRODUCT marketed by LICENSEE for the term of this Agreement.

         2.4 LICENSEE agrees to promptly provide to LICENSOR, at LICENSEE's own expense, in writing, sufficient evidence to establish, to the satisfaction of LICENSOR, that all such applicable registrations or approvals by the United States governmental authorities have been obtained regarding the LICENSED PRODUCT, no less than sixty (60) days prior to the first commercial marketing thereof by LICENSEE.

         2.5 LICENSEE agrees to promptly provide to LICENSOR, at LICENSEE's own expense, in writing, all sufficient evidence as may be requested by LICENSOR, that LICENSED PRODUCT marketed in the LICENSED PATENT AREA within the LICENSED PATENT SCOPE during the term of the Agreement, is fully covered by all applicable governmental registrations and approvals, including United States Home Land Security approvals as of the time such evidence is requested by LICENSOR.

ARTICLE 3 - ROYALTIES

         3.1 LICENSEE recognizes the potential market value of LICENSED PRODUCT, and in consideration of LICENSED PRODUCT represented in this Agreement, LICENSEE shall pay to LICENSOR, in consideration for the rights provided in paragraph 2.1, a SIGNING PAYMENT OF $100,000 upon execution of this Agreement. This SIGNING PAYMENT is creditable against the total license payments. This SIGNING PAYMENT is not creditable against any royalty payments.

3.2 LICENSEE recognizes the potential market value of LICENSED PRODUCT, and in consideration of LICENSED PRODUCT represented in this Agreement, LICENSEE shall pay to LICENSOR, in consideration for the rights provided in paragraph 2.1, a Licensing fee of Nine Million Seven-hundred thousand dollars US ($9,700,000) to be payable over 10 years on a quarterly basis, with a minimum payment of $242,500.00 per quarter, first payment due no later then June 30, 2005.

         3.2(a) It is agreed by both parties that said Licensing Fee shall not be used for executive compensation.

3.2 (b) LICENSEE recognizes the potential market value of LICENSED PRODUCT, and in consideration of LICENSED PRODUCT represented in this Agreement, LICENSEE shall pay to LICENSOR, in consideration for the rights provided in paragraph 2.1, at the times and in the manner hereinafter provided, a royalty of 8% of the gross sale price of LICENSED PRODUCT made, used, sold or otherwise disposed of by LICENSEE in the LICENSED PATENT AREA within the LICENSED PATENT SCOPE. The royalty shall be computed on a monthly basis, starting within 90 days from the date of the first sale. All such payments are to be received by LICENSOR from LICENSEE within 30 days after each calendar year quarter. Royalty payments shall continue for the term of this agreement.

3.3 LICENSEE recognizes the potential market value of LICENSED PRODUCT, and in consideration of LICENSED PRODUCT represented in this Agreement, LICENSEE shall pay to LICENSOR, in consideration for LICENSED KNOW-HOW and LICENSED PATENT, LICENSEE hereby agrees to provide LICENSOR a perpetual royalty-free and cost-free license of any trademark which appears on LICENSED PRODUCT which is owned, licensed, or has been otherwise obtained lawfully by LICENSEE from any third-party to this Agreement, said perpetual license continuing whether this Agreement is in effect, has been breached, or has been terminated.
         3.4 LICENSEE shall provide to LICENSOR every QUARTER YEAR, at no cost to LICENSOR, without the necessity of asking, a written report of all costs and sales income.

         3.5 LICENSOR acknowledges and agrees that all patent maintenance and associated costs shall be born by LICENSOR.

3.6 LICENSOR has the right to prevent and/or terminate LICENSEE from making sales and/or distributing LICENSED PRODUCT should LICENSOR decide that LICENSED PRODUCT is being associated in any way with illicit products, companies, and/or information.

         3.7 LICENSOR shall have the right to buy back from LICENSEE the License granted herein. LICENSOR must provide LICENSEE sixty (60) days notice of its intent to buy back said license. The cost to buy back the license shall be pro-rated at a rate of 2.5% simple interest per month. LICENSOR may buy back the license for the first three years of this agreement.

ARTICLE 4 - LIABILITIES AND INDEMNIFICATION

         4.1 LICENSEE agrees to defend, indemnify and hold LICENSOR harmless against all losses, claims, damages, costs and expenses of any kind, including reasonable attorneys' fees and disbursements, arising from the manufacture, use, and/or sale of LICENSED PRODUCT in LICENSED PATENT AREA within the LICENSED PATENT SCOPE, including but not limited to product liability claims and the cost of product recalls.

         4.2 LICENSEE agrees to obtain adequate product liability insurance, including LICENSOR as named insured, in an amount of coverage of not less than $1,000,000 per incident occurrence and $5,000,000 per cumulative incident occurrence per year, applicable to any acts relating to the LICENSED PRODUCT of LICENSEE, or the manufacture, use, sale or distribution of such LICENSED PRODUCT, and LICENSEE further agrees to maintain such adequate insurance for the term of this Agreement. LICENSEE agrees to provide in writing a certificate of such insurance to LICENSOR at least sixty (30) days prior to any commercial marketing of LICENSED PRODUCT. In the event that such insurance coverage lapses for any reason, LICENSEE agrees to provide LICENSOR at least 60 days prior written notice of such lapse.

ARTICLE 5 - PRODUCT MARKETING

         5.1 LICENSEE shall, on each package and unit of LICENSED PRODUCT, include the following notice:

         "PATENTS PENDING WORLD WIDE"

         5.2 Should LICENSEE choose to employ any trademark on LICENSED PRODUCT, LICENSEE may do so as long as said trademark and associated packaging is approved by LICENSOR. LICENSEE understands that LICENSOR shall not approve marketing that is related to illicit activity, in contravention of US law or security and determination of said trademark and packing to be solely made by LICENSOR.

ARTICLE 6 - DISCLAIMERS AND POSTURE AS TO THIRD PARTIES

         6.1 LICENSOR undertakes no obligation under this Agreement to render any assistance to LICENSEE in respect to the obtaining or maintaining of any registrations or approvals for the LICENSED PRODUCT.

         6.2 LICENSEE and LICENSOR shall promptly notify the other in writing of any suspected infringement or suspected violation of the right, title, or interest of either of them in or to this Agreement or any related right, when such suspected infringement or suspected violation comes to the attention of the party so discovering same. In no event, however, shall any such notification be construed as an admission by the notifying party of the presence of an actual infringement or actual violation.

         6.3 As to all third party activity which may fairly be called a substantial and continuing infringement of the LICENSED PATENT or other rights licensed by this Agreement, or any related right, LICENSEE shall institute and diligently prosecute, at its own sole cost and expense, all proper legal proceedings reasonably necessary to permanently terminate such infringement, so long as such infringement is occurring in the LICENSED PATENT AREA within the LICENSED PATENT SCOPE. Thus, LICENSEE shall have the initial opportunity to seek to prevent infringement and to file suit to stop any infringement that in its opinion warrants such suit. LICENSEE may nonetheless make reasonable attempts at settling any such litigation out of court. All such settlements must be approved by LICENSOR, which approval shall not be unreasonably withheld.

         6.4 If LICENSEE does not institute suit within forty-five (45) days after it becomes aware of suspected infringement or suspected violation as aforesaid, or if LICENSEE fails to diligently prosecute any such suit once instituted, LICENSOR shall then have the right to institute, or continue, suit against the alleged wrong-doing party, and may join LICENSEE as a party plaintiff if need be.

         6.5 As to all judgments or awards rendered in favor of LICENSEE and/or LICENSOR in any such proceedings, the parties shall share in same in proportion to their relative expenditures and losses for instituting and maintaining the legal proceeding in question.

         6.6 In no event shall the presence of any suspected infringement or suspected violation as aforesaid, or the presence of any litigation instituted by either party, be cause for diminution or abeyance of any obligation coming due for the time period in question. In all such cases LICENSEE shall make full and timely payment in the same manner as if no such infringement, violation, or litigation were present.

ARTICLE 7 - REPORTS AND RECORDS

7.1 LICENSEE shall render to LICENSOR within ninety (90) days after the end of each QUARTER YEAR, a written accounting of all product sales, entities sold to (including entity name, contact name, address, phone, number and type of products sold and income per product) a written accounting, showing LICENSEE'S computation of royalties due LICENSOR during such calendar year month, and LICENSEE shall simultaneously tender payment by certified bank check of such commissions.

         7.2 LICENSEE shall keep full, true and accurate books of accounts and other records containing all particulars. Within the period of this Agreement and within two years after its termination, LICENSOR shall have, once a year, the right to have itself, another, and/or an independent certified public accountant inspect said books, records and all supporting data for not more than three preceding years; provided, however, that LICENSOR, such other, and/or such accountant shall keep confidential any information obtained during such inspection, and shall report to LICENSOR only whether such books and records are full, true and accurate in accordance with good business practice. In the event LICENSOR elects to have such inspection made by an independent accountant who normally audits LICENSEE's books, such inspection shall be at LICENSEE's expense. In no event shall LICENSEE refuse inspection, or object to LICENSOR, another, and/or an independent certified public accountant, without sufficient cause.

         7.3 LICENSEE'S CLIENT LISTS shall be provided to LICENSOR on an annual basis and shall be deemed to be jointly owned by LICENSOR and LICENSEE during the term of this agreement. Upon termination of this agreement the CLIENT LISTS shall be deemed to be solely owned by LICENSOR.

ARTICLE 8 - QUALITY CONTROL

         8.1 From time to time throughout the term of this Agreement, LICENSOR shall have the right to inspect LICENSED PRODUCT, wherever located, for the purpose of verifying that the LICENSED PRODUCT being produced is in compliance with quality expectations reasonable to maintain the integrity of LICENSED PRODUCT. Such examinations shall be conducted not more often than thrice in any calendar year and shall be conducted in such a manner as to not unduly interfere with the business of LICENSEE or other entity at whose inspection is being conducted. Each such examination may be by LICENSOR itself or by any duly authorized representative, and shall be at LICENSOR's own sole cost and expense.

         8.2 Notwithstanding the foregoing, nothing herein shall be construed to make LICENSOR a guarantor of or otherwise responsible for the design or quality of any LICENSED PRODUCT.

ARTICLE 9 - DURATION AND TERMINATION

         9.1 Either party may terminate this Agreement in the event of a breach hereof by the other; provided, however, that the party breaching shall be notified in writing by the other party of such breach and shall have thirty (30) days from the date of such notification within which to cure the breach. Notwithstanding the foregoing, if within such thirty-day period the allegedly breaching party shall notify the other in writing that such allegation is disputed, the running of said thirty-day period shall be stayed pending a final determination on the question of the default in issue.

         9.2 Termination of this Agreement by either party because of a breach by the other shall not operate as a waiver of any failure of said other to satisfy all of its liabilities hereunder arising previous to the date of termination.

         9.2 (a) Breach by LICENSEE - If LICENSEE fails to pay fees as agreed herein and fails to cure after 30 days notice, LICENSEE shall forfeit all monies paid to the date of the breach and in consideration of discounted price of the licensing agreement, shall also be liable for the full licensing fee as stated herein both as liquidated damages and all consideration provided herein shall return to LICENSOR with LICENSEE forfeiting all such consideration.

         9.2 (b) Breach by LICENSOR - Breach by the licensor shall be considered a failure to maintain the intellectual property rights. Such a failure, by operation of law only, shall put the aforementioned property in to the public domain allowing LICENSOR to continue selling LICENSED PRODUCT without paying any additional fees other then those necessary to buy said product. LICENSOR shall not have any additional damages of any sort for any other breach. If the aforementioned property does not go in to the public domain by operation of law before the natural expiration of the patent LICENSOR shall be deemed to not have breached this agreement. LICENSOR will still be required to provide BEST PRICING if LICENSOR continues to sell LICENSED PRODUCT. An intentional failure to provide BEST PRICING will make LICENSOR liable for the difference in pricing. Such monies shall be paid out of any royalty fees owed to LICENSOR until paid. Such a failure shall not be considered a breach.

         9.3 Termination of this Agreement will automatically occur at the expiration of the aforementioned property by operation of law.

         9.4 In the event of a natural disaster, act of government, war condition, labor dispute, or other such cause beyond the parties' control, which cause materially affects the ability of either party to perform its obligations hereunder, any nonperformance resulting there from that might otherwise qualify as a breach hereof shall be excused, but only during the time that the condition in issue prevails and the hindered party makes prompt and reasonable efforts to resume its normal operations. Notwithstanding the foregoing, in the event that said nonperformance lasts for a period of six (6) consecutive months, either party shall be free to terminate this Agreement upon thirty (30) days prior written notice to the other.

         9.5 LICENSOR may terminate this  Agreement  immediately in the event of
1) the bankruptcy or insolvency of LICENSEE; 2) the appointment of a receiver for all or any portion of LICENSEE's assets; or 3) the making by LICENSEE of an assignment for the benefit of creditors.

         9.6 This Agreement shall in no event be construed to be an assignment to LICENSEE of the LICENSED PRODUCT. Upon termination of this Agreement for any reason whatsoever, all rights granted herein as to LICENSED PRODUCT shall immediately and automatically revert to LICENSOR as its sole property.

         9.7 Notwithstanding any other provision of the Agreement to the contrary, upon the termination of this Agreement, Licensee shall have the right to sell its inventory of LICENSED PRODUCT then on hand; provided that LICENSEE
1) keep records and make report to LICENSOR in accordance with Article 7 above. This right to sell said inventory shall exist no longer than a period of one (1) year running from the date of said termination. Thereafter, LICENSEE shall promptly deliver to LICENSOR all LICENSED PRODUCTS still on hand and not yet sold, which LICENSED PRODUCTS shall be and become the sole property of LICENSOR. Such delivery shall be completely free of charge to LICENSOR (free of sales price, free of shipping charges) if the termination in issue occurred for any reason other than LICENSOR's uncured breach of this Agreement.

         9.8 LICENSOR shall have the right to terminate this agreement after having given LICENSEE 30 days notice of intent, if LICENSEE has failed in its obligation to pay the aforesaid licensing fee as agreed.

         9.9 The words "termination," "term," and the like are to be read, except where the contrary is specifically indicated, as omitting from their effect the following rights and obligations, all of which shall survive any termination to the degree necessary to permit their complete fulfillment or discharge; 1) LICENSEE's obligation to pay licensing fee not yet paid as of the date of termination (Article 3 above); 2) LICENSEE's obligation to maintain records, make reports, and allow LICENSOR its one final audit (Article 7 above);
3) LICENSEE's obligation to defend and indemnify LICENSOR as to any claim or cause of action otherwise LICENSEE's obligation hereunder (Article 4 and Article 6 above); 5) LICENSOR's obligation to allow LICENSEE one (1) year within which to sell off inventory existing on the date of termination (Paragraph 9.7 above).

ARTICLE 10 - CONFIDENTIALITY CLAUSE

         10.1 LICENSEE accepts LICENSED KNOW-HOW in confidence and acknowledges that it is receiving proprietary information. LICENSEE will use and disclose LICENSED KNOW-HOW only according to the provisions contained in item 10.2 of this Article.

         10.2 LICENSEE will have all employees and others granted access of the LICENSED KNOW-HOW sign a confidentiality agreement to ensure the secrecy and preservation of the LICENSED KNOW-HOW.

         10.3 LICENSEE will inform all employees and others granted access of the LICENSED KNOW-HOW of the confidential nature and the attendant obligations, such that LICENSEE will take reasonable precautions to protect LICENSED KNOW-HOW.

ARTICLE 11 - NOTICES

         Any notice or other communication referred to herein or relating to this Agreement shall be sent by registered mail, effective when received by the party to whom addressed, and shall be addressed as follows or to such other address as the party affected may hereinafter designate by written notice given as provided herein:

         If to LICENSOR:


         If to LICENSEE:


ARTICLE 12 - ASSIGNMENT or SUB-LICENSE

         12.1 Except as otherwise expressly provided herein, this Agreement, and any rights, obligations and responsibilities granted hereunder, may be assigned, transferred, conveyed, sub-licensed, or encumbered by LICENSEE with the written consent of LICENSOR, such consent not to be unreasonably withheld.

ARTICLE 13 - WAIVER

         13.1 If any provision(s) of this Agreement is invalid or unenforceable, or is declared invalid by any tribunal of competent jurisdiction or are deemed unenforceable under then current applicable law, then such provisions shall be deemed automatically modified to conform to the requirements for validity and enforceability as declared at such time, and as so modified, shall be deemed a provision of this Agreement as though originally included herein. In the event that the provision invalidated is of such nature that it cannot be modified, the provision shall be deemed deleted from this Agreement as though the provision had never been included herein. In either case, the remaining provisions of this Agreement shall remain in effect.

ARTICLE 14 - ENTIRE UNDERSTANDING

         14.1 This Agreement constitutes the entire understanding between LICENSOR and LICENSEE with respect to the subject matter hereof and shall supersede all previous communications, representations or undertakings, either verbal or written, between LICENSOR and LICENSEE.

         14.2 No amendment or modification of this Agreement shall be valid or binding upon the party against whom enforcement of such modification or amendment is sought, unless made in writing and signed by LICENSOR and LICENSEE.

ARTICLE 15 - PUBLICITY

         15.1 Except as otherwise provided in Article 5, LICENSEE will not originate any publicity, news release, or other public announcements written or oral, whether to the public press, stockholders, or any other person not a party hereto, relating to the Agreement, any amendment hereto, or performance hereunder, without the prior written approval from LICENSOR.

ARTICLE 16 - GOVERNING LAW

         16.1 This Agreement shall be construed and interpreted in accordance with the laws of the District of Columbia.

ARTICLE 17 - RESOLUTION OF DISPUTE

         17.1 In the Event of a dispute concerning this Agreement, the parties agree to use their best efforts to settle such dispute without resort to legal action, but if such efforts are unavailing and resort must be had to the courts, the parties further agree that the laws of the District of Columbia shall govern the outcome of such dispute, shall be the sole place of venue for such disputes, conflict of laws notwithstanding.

         17.2 Binding  Arbitration - All disputes  shall be submitted to binding
arbitration   in  accordance   with  the  rules  of  the  American   Arbitration
Association.

MISCELLANIOUS TERMS

         18. If any term or provision of this Agreement is found void or contrary to law, such provision shall be deemed severable from the other terms and provisions of this Agreement, and the remainder of this Agreement shall be given effect as if the severed term was not included in this Agreement.

         18.1 The execution of this Agreement by each Party shall indicate that this Agreement conforms to each Party's understandings. It is further understood and agreed that:

         (a) each Party has read the terms of this Agreement; each Party has had the opportunity to consult or has consulted with counsel of their choice regarding this Agreement;

         (b) each Party has been given a reasonable and sufficient period of time in which to consider and execute this Agreement; and

         (c)      each  Party  has  entered  into  this  Agreement   freely  and
                  voluntarily  without  coercion or undue influence of any kind.

         (d) this Agreement shall be deemed to have been drafted equally by both Parties to this Agreement.

         (e) each person executing this Agreement represents and warrants that he or she has the authority and power to do so from the Party on whose behalf he or she is executing.

         18.2 This Agreement may be executed by the Parties in separate counterparts and exchanged by facsimile with the same effect as if all parties had signed the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed in duplicate as of the day and year first written above.


LICENSOR:                  Nuclear Solutions, Inc.          Date:  3-15-05
                                                                   -------

                           /s/ Patrick Herda
                           --------------------------------
                          (signature)


                           NOTARY: ________________________



LICENSEE:                  I.P. Technology Holding, Inc.    Date:  3-15-05
                                                                   -------

                           /s/ Joe Lyons
                           --------------------------------
                           (signature)


                           NOTARY:

                           /s/ Kathleen Calcagnini
                           --------------------------------

                           [Seal]
                           --------------------------------