Form 10QSB
period 2005-06-30
NUCLEAR SOLUTIONS INC
filed 2005-08-19
CIK 1116112

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of June 30, 2005: 40,462,564

Transitional Small Business Disclosure Format (Check One)Yes [ ] No [X]

Table of Contents



Item 1.   Financial Statements.............................................
          Balance Sheet (unaudited)........................................
          Statements of Stockholders' Equity (unaudited)...................
          Statements of Losses (unaudited).................................
          Statements of Cash Flows (unaudited).............................
          Notes to Financial Statements....................................



Item 2.   Management's Discussion and Analysis or Plan of
          Operation........................................................



Item 3.   Controls and Procedures..........................................



PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings................................................



Item 2.   Unregistered Sale of Equity Securities and
             Use of Proceeds...............................................



Item 3.   Defaults upon Senior Securities..................................



Item 4.   Submission of Matters to a Vote
          of Security Holders..............................................



Item 5.   Other Information................................................



Item 6.   Exhibits.........................................................

Signatures.................................................................

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NUCLEAR SOLUTIONS, INC
                             CONDENSED BALANCE SHEET

                                                                     June 30,
                                                                       2005
                                                                    -----------
                                                                    (Unaudited)
ASSETS

Current assets:
      Cash                                                          $    36,398
      Accounts receivable, net of allowance of $0                       182,916
                                                                    -----------

Total current assets                                                    219,314

Property and equipment, net of accumulated depreciation
  of $13,174                                                             15,041

Other assets                                                              1,800

                                                                    -----------
Total assets                                                        $   236,155
                                                                    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                         $ 1,412,043
      Accrued executive compensation                                    983,549
      Contingent liabilities                                            214,000
      Convertible notes payable - related parties(Note 4&5)              39,000
      Convertible notes payable - other(Note 4)                       1,093,135
                                                                    -----------
Total current liabilities                                             3,741,727
                                                                    -----------
Commitments and contingencies

Deficiency in stockholders' equity(Note 6)
      Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, no shares issued and outstanding                         --
      Common stock, $0.0001 par value; 100,000,000
        shares authorized, 40,462,564 shares
        issued and outstanding                                            4,046
      Additional paid-in capital                                      6,190,650
      Deferred equity based expense                                    (585,032)
      Accumulated deficit                                            (9,115,236)
                                                                    -----------
Total (deficiency) in stockholders' equity                           (3,505,572)
                                                                    -----------
Total liabilities and (deficiency) in stockholders' equity          $   236,155
                                                                    ===========

The accompanying notes are an integral part of unaudited condensed financial statements.

                                                       NUCLEAR SOLUTIONS, INC
                                     CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                          FOR THE PERIOD JANUARY 1, 2005 TO JUNE 30,2005
                                                            (UNAUDITED)



                                                                                   Common Stock          Common Stock to be Issued
                                                                             -------------------------   -------------------------
                                                   Date            Price        Shares        Amount        Shares       Amount
                                              --------------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2004                                                    36,598,646   $     3,660            --            --

Shares issued for services                    February, 2005          0.69     1,055,438           105            --            --
                                              March, 2005             0.43       167,441            17            --            --

Beneficial conversion discount-
convertible note and warrants                                                         --            --            --            --

Amortization of deferred compensation                                                 --            --            --            --

Shares issued for accrued expense             April, 200              0.19     2,514,723           251            --            --

Shares issued for services                    April, 2005             0.20       126,316            13            --            --

Amortization of deferred compensation                                                 --            --            --            --

Net loss                                                                              --            --            --            --
                                                                             -----------   -----------   -----------   -----------
Balance, June 30, 2005                                                        40,462,564   $     4,046   $        --   $        --
                                                                             ===========   ===========   ===========   ===========

                                                                                                         Total Deficiency
                                               Additional       Deferred Equity       Accumulated        in Stockholders'
                                            Paid-In Capital      Based Expense          Deficit               Equity
                                            ---------------     ---------------       -----------        ----------------
Balance, December 31, 2004                    $ 4,786,346          $ (385,287)        $(7,652,724)          $(3,248,005)

Shares issued for services                        732,645            (112,500)                 --               620,250
                                                   71,983             (72,000)                 --                    --

Beneficial conversion discount-
convertible note and warrants                      60,000                  --                  --                60,000

Amortization of deferred compensation                  --             107,324                  --               107,324

Shares issued for accrued expense                 467,689                  --                  --               467,940

Shares issued for services                         71,987            (319,305)                 --              (247,305)

Amortization of deferred compensation                  --             196,736                  --               196,736

Net loss                                               --                  --          (1,462,512)           (1,462,512)
                                              -----------         -----------         -----------           -----------
Balance, June 30, 2005                        $ 6,190,650         $  (585,032)        $(9,115,236)          $(3,505,572)
                                              ===========         ===========         ===========           ===========


The accompanying notes are an integral part of unaudited condensed financial statements.

                                         NUCLEAR SOLUTIONS, INC.
                                     CONDENSED STATEMENT OF LOSSES
                                              (UNAUDITED)

                                            For the Three Months Ended      For the Six Months Ended
                                                     June 30,                         June 30,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenue                                    $    242,500    $         --    $    282,916    $         --
                                           ------------    ------------    ------------    ------------
Executive compensation                           67,500          67,500         135,000         135,000
Consulting fees                                 567,192         231,825       1,250,165         442,800
Legal and professional fees                      83,694          15,750         190,624          21,000
General and administrative expenses              23,696          10,425          51,281          21,197
Depreciation and amortization                     1,376           1,263           2,751           2,522
                                           ------------    ------------    ------------    ------------
                                                743,458         326,763       1,629,821         622,519
                                           ------------    ------------    ------------    ------------
Loss from operations                           (500,958)       (326,763)     (1,346,905)       (622,519)

Other Income(expenses)
     Interest expense                           (28,404)        (25,316)        (55,607)        (51,642)
     Finance costs                                   --         (36,500)        (60,000)        (73,000)
                                           ------------    ------------    ------------    ------------
Loss before provision for income taxes         (529,362)       (388,579)     (1,462,512)       (747,161)

Provision for income taxes                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Net loss                                   $   (529,362)   $   (388,579)   $ (1,462,512)   $   (747,161)
                                           ------------    ------------    ------------    ------------
Basic and diluted loss per share           $      (0.01)   $      (0.01)   $      (0.04)   $      (0.02)
                                           ============    ============    ============    ============
Weighted average number of common shares
     outstanding, basic and diluted          40,093,558      31,043,364      38,542,985      30,042,249
                                           ============    ============    ============    ============


The accompanying notes are an integral part of unaudited condensed financial statements.

                                      NUCLEAR SOLUTIONS, INC
                                CONDENSED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                         2005           2004
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(1,462,512)   $  (747,161)
Adjustments to reconcile net loss to net cash
  provided (used in) operating activities:
    Depreciation and amortization                                           2,751          2,522
   Amortization of debt discount - beneficial conversion feature of
   convertible note and warrants                                           60,000             --
    Stock and warrants issued for services                              1,144,945        232,870
Changes in operating assets and liabilities:
  Accounts receivable                                                    (182,916)            --
  Other assets                                                                 --            535
  Accounts payable and accrued expenses                                   224,536        369,645
  Accrued executive compensation                                          126,000        135,000
                                                                      -----------    -----------
Net cash used in operating activities                                     (87,196)        (6,589)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                          --            (82)
                                                                      -----------    -----------
Net cash used in investing activities                                          --            (82)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in checks issued in excess of cash                                    --             10
Payments on debt                                                          (12,426)            --
Proceeds from issuance of debt                                             60,000         79,635
Loan costs                                                                     --        (73,000)
                                                                      -----------    -----------
Net cash provided by financing activities                                  47,574          6,645
                                                                      -----------    -----------
Net increase in cash                                                      (39,622)           (26)

Cash, beginning of period                                                  76,020             26
                                                                      -----------    -----------
Cash, end of period                                                   $    36,398    $        --
                                                                      ===========    ===========
Supplemental disclosures:
Cash paid for:
  Interest                                                            $        --    $        --
  Income taxes                                                        $        --    $        --

Non-cash investing and financial activities:
Unamortized loan fees                                                 $        --    $   146,000
Accrued interest converted to note payable                            $        --    $    79,635
Debt restructing                                                      $        --    $   973,135
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants                                         $    60,000    $        --

The accompanying notes are an integral part of unaudited condensed financial statements.


                             NUCLEAR SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. (the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. Prior to April 1, 2005 the Company was considered to be a development stage enterprise. During the second quarter of 2005, planned operations commenced and the Company began generating significant revenue.

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended. The results of the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At June 30, 2005 and 2004, the Company had 15,094,192 and 12,483,065 potentially dilutive securities.

                             NUCLEAR SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

Reclassifications:

Certain items in the 2004 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $1,462,512, a working capital deficiency of $3,522,413 and a stockholders' deficiency of $3,505,572 for the quarter ended June 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             NUCLEAR SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBT

Notes payable at June 30, 2005 and December 31, 2004 are as follows:

                                                                                     June 30,     December 31,
                                                                                       2005          2004
                                                                                   -----------    -----------
Denise Barbato,  bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The note is payable on October 31, 2005                       $   973,135    $   973,135
Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
convertible into common stock at $1.00 per share                                         4,000          4,000
International  Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share                                        15,000         15,000
Jackie Brown,  demand note payable to related party, non -interest  bearing,
convertible into common stock at $1.00 per share                                        20,000         20,000
Patrick  Herda  demand  note  payable  to  related  party  at 10% per  year,
convertible into common stock at $1.00 per share                                            --         12,425
Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
stock at a 50% discount to market                                                      120,000         60,000
                                                                                   -----------    -----------
Total notes payable                                                                  1,132,135      1,084,560
Less: current portion                                                               (1,132,135)    (1,084,560)
                                                                                   -----------    -----------
Balance notes payable (long term portion)                                          $        --    $        --
                                                                                   ===========    ===========

On February 25, 2005, the company executed a second promissory note payable with Long Lane Capital for $60,000 dollars. The note is payable within 30 days of demand and carries a 12% per year interest rate. Upon default the holder will have the right to convert the unpaid principal balance, accrued interest and any related default costs to common stock as follows: At the option of the holder the conversion price will be (a) Fifty (50%) discount of the 6-month moving average stock price for the period June 1 through December 31, 2004 which was $0.44 discounted 50% equals $ 0.22 Cents per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between February 25, 2005 and the date notice of warrant exercise is given to the Corporation. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months. During the three months ended June 30, 2005, the Company has recorded beneficial conversion discount relating to conversion feature and warrants of $60,000.

NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

During the six months ended June 30, 2005 the Company repaid the remaining $12,425 principal balance due to Patrick Herda.

NOTE 6 - STOCKHOLDER'S EQUITY

During the six months ended June 30, 2005 the Company issued an aggregate of 1,349,195 shares of common stock, valued at $876,750, for consulting services.

During April 2005 the Company issued 2,514,723 shares as payment of expenses accrued at December 31, 2004 in the amount of $467,940.

In February, 2005, the Company issued a warrant to purchase 500,000 shares of common stock, as described in Note 4.

During the six months ended June 30, 2004 the Company issued an aggregate of 3,741,566 shares of common stock, valued at $331,950, for consulting services.

                             NUCLEAR SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

NOTE 8 -WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of June 30, 2005:

   Warrants Outstanding & Exercisable
                                  Weighted                     Average
Exercise        Number            Remaining      Contractual   Weighed
Prices          Outstanding       Life (Years)   Average       Exercise Price
---------       -----------       ------------   -----------   --------------
$0.14               500,000                             1.25   $         0.14
$0.22               500,000                             1.67   $         0.22
                -----------
                  1,000,000                                    $         0.29
                ===========

                                      Number       Weighted
                                      of Shares    Price      Average  Exercise
                                      ---------    --------   -------  --------
Outstanding at December 31, 2004        750,000                        $ 0.34
 Granted                                500,000                          0.22
 Exercised                                   --                            --
 Canceled or expired                   (250,000)                         0.75
                                      ---------
Outstanding at June 30, 2005          1,000,000                        $ 0.18
                                      =========

NOTE 9- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three and six months ended June 30, 2005. That customer accounted for all of its accounts receivable at June 30, 2005, and $142,500 was collected in August, 2005.

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


OUR BUSINESS

Our business activity is to develop and license product technologies in the homeland security, defense, nanotechnology and nuclear remediation sectors. Our primary business strategy consists of developing our intellectual property by refining conceptual designs, filing patent applications, and building operating proof-of-principle prototypes. Our business objective is to generate revenue by licensing or selling our product technologies, consisting of intellectual property in the form of patents and/or patent applications to potential industrial partners that have the resources and expertise to commercialize our product technologies in their respective marketplaces.

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

RESULTS OF OPERATIONS

Three  months  ended June 30, 2005  compared to the three  months ended June 30,
2004

REVENUES

During the period ending June 30, 2005, we recognized revenues of $242,500 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $0 in revenues for the same period ended June 30, 2004.

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

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2005 were $743,458 and Compares to $326,763 for the same period ended June 30, 2004. Included in the Quarter ended June 30 2005 are $567,192 and 83,694 in expenses for consulting fees and legal fees respectively. This compares to 231,825 in consulting fees and $15,750 in legal fees for the second quarter of 2004. The increase in expenses is attributed to the increased market valuation of equity securities issued for pre-existing obligations. Legal fees were higher due to increased activity in the development of intellectual property and filing of patent applications.

From our inception through June 30 2005, we have incurred losses of 9,115,236. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

As a result of limited capital resources from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 2005, we had a working capital deficit of $3,522,413. This compares to a working capital deficit of $ 2,808,141 as of June 30, 2004. As a result of our operating losses for the three months ended June 30, 2005, we generated a cash flow deficit of $87,196 from operating activities. Cash flows used in investing activities was $0 during the quarter. Cash flows used in financing activities were $47,575 on payment of short-term notes payable for the first three months ended June 30, 2005.

While we have raised capital and generated revenue to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

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

PRODUCT RESEARCH AND DEVELOPMENT

We anticipate continuing to incur research and development expenditures in connection with the development of nuclear micro-battery technology, shielded nuclear material detector technology, tritiated water remediation technology during the next twelve months. This includes, but is not limited to: $500,000 to $1,000,000 for nuclear micro-battery technology, approximately $500,000 for tritiated water remediation technology, and approximately $1,500,000 for the shielded nuclear material detector technology.

These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

NUMBER OF EMPLOYEES

From our inception through the period ended June 30, 2005, we have relied on the services of outside consultants for services and currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Over the next 12 months our development plan for our gravimetric nuclear material detector is as follows:

         -Continue development of the related intellectual property and file additional patent applications.

         -Secure funding of approximately $500,000 to $1.5M through debt or equity instruments to fund this project.

         -Secure a strategic commercial development partner.

         -Build and demonstrate a proof-of principle prototype.

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

Over the next 12 months we plan on raising capital in the amount of $500,000 to $1,000,000 to fund the development of our nuclear micro-battery technology. We also plan on funding a development program with Lawrence Livermore National Laboratory to build new battery prototypes intended for Micro-Electro-Mechanical Systems(MEMS) applications. We anticipate raising the money to fund this project through a combination of debt and equity financing.

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

Progress in the development of our technologies have been slower than expected due to the lack of personnel and lack of working capital. We anticipate increasing staffing levels over the next 12 months. We estimate that with working capital of $2,000,000 dollars at least one of our technologies will be fully demonstrable and ready for commercial licensing within 18 months.

NEW BUSINESS DEVELOPMENT

During the past quarter to date, we have initiated efforts to evaluate and acquire technology relevant to the production of renewable fuels such as ethanol. We anticipate entering in to licensing agreements and or business relationships in the renewable energy sector if we are successful in identifying suitable technologies and business opportunities.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, June 30, 2005, and subsequent to the date of this report, we carried out evaluations, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of January 1, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

(b) Changes in Internal Control.

         As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements, as of and for the year ended June 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.


ITEM 5.  OTHER INFORMATION.

NEW BUSINESS DEVELOPMENT

         During the past quarter to date, we have initiated efforts to evaluate and acquire technology relevant to the production of renewable fuels such as ethanol. We anticipate entering in to licensing agreements and or business relationships in the renewable energy sector if we are successful in identifying suitable technologies and business opportunities.

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

Dated: August 19, 2005.


                                        NUCLEAR SOLUTIONS, INC.


By: /s/Patrick Herda                    By: /s/John Dempsey
   -----------------                        -------------------
   Patrick Herda                            John Dempsey
   Title: President, CEO                    Title: V.P., CFO