Form 10QSB/A
period 2005-06-30
NUCLEAR SOLUTIONS INC
filed 2005-08-22
CIK 1116112

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

Transitional Small Business Disclosure Format (Check One)Yes [ ] No [X]

Table of Contents

Item 1.   Financial Statements.............................................    3
          Balance Sheet (unaudited)........................................    3
          Statements of Stockholders' Equity (unaudited)...................    4
          Statements of Operations (unaudited).............................    5
          Statements of Cash Flows (unaudited).............................    6
          Notes to Financial Statements....................................    7

Item 2.   Management's Discussion and Analysis or Plan of
          Operation........................................................   11

Item 3.   Controls and Procedures..........................................   19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   21

Item 2.   Unregistered Sale of Equity Securities and
             Use of Proceeds...............................................   21

Item 3.   Defaults upon Senior Securities..................................   21

Item 4.   Submission of Matters to a Vote
          of Security Holders..............................................   21

Item 5.   Other Information................................................   21

Item 6.   Exhibits.........................................................   22

Signatures.................................................................   22

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

                                         NUCLEAR SOLUTIONS, INC.
                                   CONDENSED STATEMENT OF OPERATIONS
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

                                      NUCLEAR SOLUTIONS, INC
                                CONDENSED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                         2005           2004
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(1,462,512)   $  (747,161)
Adjustments to reconcile net loss to net cash
   (used in) operating activities:
    Depreciation and amortization                                           2,751          2,522
   Amortization of debt discount - beneficial conversion feature of
   convertible note and warrants                                           60,000             --
    Stock and warrants issued for services                              1,144,945        232,870
Changes in operating assets and liabilities:
  Accounts receivable                                                    (182,916)            --
  Other assets                                                                 --            535
  Accounts payable and accrued expenses                                   224,536        369,645
  Accrued executive compensation                                          126,000        135,000
                                                                      -----------    -----------
Net cash (used in) operating activities                                   (87,196)        (6,589)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                          --            (82)
                                                                      -----------    -----------
Net cash (used in) investing activities                                        --            (82)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in checks issued in excess of cash                                    --             10
Payments on debt                                                          (12,426)            --
Proceeds from issuance of debt                                             60,000         79,635
Loan costs                                                                     --        (73,000)
                                                                      -----------    -----------
Net cash provided by financing activities                                  47,574          6,645
                                                                      -----------    -----------
Net increase in cash                                                      (39,622)           (26)

Cash, beginning of period                                                  76,020             26
                                                                      -----------    -----------
Cash, end of period                                                   $    36,398    $        --
                                                                      ===========    ===========
Supplemental disclosures:
Cash paid for:
  Interest                                                            $        --    $        --
  Income taxes                                                        $        --    $        --

Non-cash investing and financial activities:
Unamortized loan fees                                                 $        --    $   146,000
Accrued interest converted to note payable                            $        --    $    79,635
Debt restructing                                                      $        --    $   973,135
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants                                         $    60,000    $        --

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