Form 10QSB
period 2005-09-30
NUCLEAR SOLUTIONS INC
filed 2005-11-21
CIK 1116112

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Applicable on to corporate issuers State the number of shares outstanding of each of the issuer's class of Common equity, as of September 30, 2005:
42,778,809

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

                          PART I-FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                   NUCLEAR SOLUTIONS ,INC
                   AND SUBSIDIARY COMPANY
            CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    September,
                                                                       2005
                                                                   ------------
                                                                   (Unaudited)
ASSETS

Current assets:
      Cash                                                         $     82,336
      Accounts receivable, net of allowance of $0                       282,916
                                                                   ------------
Total current assets                                                    365,252
Property and equipment, net of accumulated depreciation
  of $14,545                                                             13,670
Other assets                                                              1,800
                                                                   ------------
Total assets                                                       $    380,722
                                                                   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                        $  1,276,109
      Accrued executive compensation                                  1,001,387
      Contingent liabilities                                            214,000
      Convertible notes payable - related parties(Note 4&5)              39,000
      Convertible notes payable - other(Note 4)                       1,093,135
                                                                   ------------
Total current liabilities                                             3,623,631
                                                                   ------------

Commitments and contingencies

Deficiency in stockholders' equity(Note 6)
      Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, no shares issued and outstanding                         --
      Common stock, $0.0001 par value; 100,000,000
        shares authorized, 42,778,809 shares
        issued and outstanding                                            4,278
      Additional paid-in capital                                      7,607,807
      Deferred equity based expense                                    (562,566)
      Accumulated deficit                                           (10,292,429)
                                                                   ------------

Total (deficiency) in stockholders' equity                           (3,242,910)
                                                                   ------------
Total liabilities and (Deficiency) in stockholders' equity         $    380,722
                                                                   ============


The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                             AND SUBSIDIARY COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (unaudited)

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             ------------------------------      ------------------------------
                                                 2005              2004              2005              2004
                                             ------------      ------------      ------------      ------------
Revenue                                      $    242,500      $         --      $    525,416      $         --
                                             ------------      ------------      ------------      ------------
Executive compensation                            230,000            67,500           365,000           202,500
Consulting                                      1,078,506           265,439         2,328,672           708,239
Legal and professional fees                        46,578            15,750           237,202            36,750
General and administrative expenses                34,834             3,487            86,115            24,683
Depreciation and amortization                       1,371             1,408             4,122             3,931
                                             ------------      ------------      ------------      ------------
                                                1,391,289           353,584         3,021,111           976,103
                                             ------------      ------------      ------------      ------------
Loss from operations                           (1,148,789)         (353,584)       (2,495,695)         (976,103)

Other Income(expenses)
     Interest expense                             (28,404)          (25,316)          (84,010)          (76,958)
     Finance costs                                     --           (36,500)          (60,000)         (109,500)
                                             ------------      ------------      ------------      ------------
Loss before provision for income taxes         (1,177,193)         (415,400)       (2,639,705)       (1,162,561)
Provision for income taxes                             --                --                --                --
                                             ------------      ------------      ------------      ------------
Net loss                                     $ (1,177,193)     $   (415,400)     $ (2,639,705)     $ (1,162,561)
                                             ------------      ------------      ------------      ------------

                                                                                                   ------------

Basic and diluted loss per share             $      (0.03)     $      (0.01)     $      (0.07)     $      (0.04)
                                             ============      ============      ============      ============

Weighted average number of common shares
     outstanding, basic and diluted            41,420,324        31,982,777        39,512,638        32,956,137
                                             ============      ============      ============      ============



The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC
                             AND SUBSIDIARY COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS" EQUITY
               FOR THE PERIOD JANUARY 1, 2005 TO SEPTEMBER 30,2005
                                   (UNAUDITED)

                                                                                     Common Stock         Common Stock to be Issued
                                                                             ---------------------------  --------------------------
                                                 Date             Price         Shares         Amount        Shares        Amount
                                              ------------     ------------  ------------   ------------  ------------  ------------
Balance, December 31, 2004                                                     36,598,646   $      3,660            --  $         --

Shares issued for services                    February, 2005           0.69     1,055,438            105            --            --
                                              March, 2005              0.43       167,441             17            --            --

Beneficial conversion discount-
convertible note and warrants                                                          --             --            --            --

Amortization of deferred compensation                                                  --             --            --            --

Shares issued for accrued expenses            April, 2005              0.19     2,514,723            251            --            --

Shares issued for services                    April, 2005              0.20       126,316             13            --            --

Amortization of deferred compensation                                                  --             --            --            --

Shares issued for accrued expenses            July, 2005                           66,567              7

Shares issued for accrued expenses            August, 2005                      1,176,875            118

Shares issued for accrued expenses            September, 2005                     160,416             16

Shares issued for services                    August, 2005                        912,387             91

Intrinsic value of options issued
  to a director                               July, 2005

Amortization of deferred compensation

Net loss                                                                               --             --            --            --
                                                                             ------------   ------------  ------------  ------------
Balance, September 30, 2005                                                    42,778,809   $      4,278            --  $         --
                                                                             ============   ============  ============  ============



                                                                                                   Total Deficiency
                                                   Additional     Deferred Equity   Accumulated    in Stockholders'
                                                 Paid-In Capital   Based Expense      Deficit           Equity
                                                 ---------------  ------------     ------------    ----------------
Balance, December 31, 2004                       $  4,786,346    $   (385,287)    $ (7,652,724)    $ (3,248,005)

Shares issued for services                            732,645        (112,500)              --          620,250
                                                       71,983         (72,000)              --               --

Beneficial conversion discount-
convertible note and warrants                          60,000              --               --           60,000

Amortization of deferred compensation                      --         107,324               --          107,324

Shares issued for accrued expenses                    467,689              --               --          467,940

Shares issued for services                             71,987        (319,305)              --         (247,305)

Amortization of deferred compensation                      --         196,736               --          196,736

Shares issued for accrued expenses                     35,673                                            35,680

Shares issued for accrued expenses                    591,426                                           591,544

Shares issued for accrued expenses                     86,609                                            86,625

Shares issued for services                            540,949        (306,000)                          235,040

Intrinsic value of options issued
  to a director                                       162,500                                           162,500

Amortization of deferred compensation                                 328,466                           328,466

Net loss                                                   --              --       (2,639,705)      (2,639,705)
                                                  ------------    ------------     ------------    ------------
Balance, September 30, 2005                      $  7,607,807    $   (562,566)    $(10,292,429)    $ (3,242,910)
                                                 ============    ============     ============     ============


The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                       Nine Months Ended September 30,
                                                                            2005             2004
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(2,639,705)     $(1,162,561)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                             4,122            3,931
   Amortization of debt discount - beneficial conversion feature of
   convertible note and warrants                                             60,000               --
    Stock and warrants issued for services                                2,584,801          604,003
Changes in operating assets and liabilities:
  Accounts receivable                                                      (282,916)              --
  Other assets                                                                                (1,265)
  Accounts payable and accrued expenses                                      88,602          543,343
  Accrued executive compensation                                            143,838           44,799
                                                                        -----------      -----------
Net cash used in operating activities                                       (41,258)          32,250
                                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                            --           (2,347)
                                                                        -----------      -----------
Net cash used in investing activities                                            --           (2,347)
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in checks issued in excess of cash                                      --
Payments on debt                                                            (12,426)              --
Proceeds from issuance of debt                                               60,000           79,635
Loan costs                                                                       --         (109,500)
                                                                        -----------      -----------
Net cash provided by financing activities                                    47,574          (29,865)
                                                                        -----------      -----------
Net increase in cash                                                          6,316               38

Cash, beginning of period                                                    76,020               26
                                                                        -----------      -----------
Cash, end of period                                                     $    82,336      $        64
                                                                        ===========      ===========
Supplemental disclosures:
Cash paid for:
  Interest                                                              $        --      $        --
  Income taxes                                                          $        --      $        --

Non-cash investing and financial activities:
Unamortized loan fees                                                   $        --      $   109,500
Accrued interest converted to note payable                              $        --      $    79,635
Debt restructing                                                        $        --      $   973,135
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants                                           $    60,000      $        --



The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

On September 2, 2005 the Company formed a wholly owned subsidiary, Future Fuels, Inc., which was inactive through September 30, 2005.

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended. The results of the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At September 30, 2005 and 2004, the Company had 15,171,559 and 12,515,771 potentially dilutive securities.

                             NUCLEAR SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

Licensing fee income is being recognized ratably over the term of the license.

Reclassifications

Certain items in the 2004 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $2,639,705 for the nine months ended September 30, 2005, a working capital deficiency of $3,258,379 at September 30 2005 and a stockholders' deficiency of $3,242,910 at September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             NUCLEAR SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 4 - CONVERTIBLE DEBT

Notes payable at September 30, 2005 and December 31, 2004 are as follows:

                                                                                    September 30,    December 31,
                                                                                        2005             2004
Denise Barbato,  bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The note is payable on October 31, 2005                         $   973,135      $   973,135
Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
convertible into common stock at $1.00 per share                                           4,000            4,000
International  Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share                                          15,000           15,000
Jackie Brown,  demand note payable to related party, non -interest  bearing,
convertible into common stock at $1.00 per share                                          20,000           20,000
Patrick  Herda  demand  note  payable  to  related  party  at 10% per  year,
convertible into common stock at $1.00 per share                                              --           12,425
Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
stock at a 50% discount to market                                                        120,000           60,000
                                                                                     -----------      -----------
Total notes payable                                                                    1,132,135        1,084,560
Less: current portion                                                                 (1,132,135)      (1,084,560)
                                                                                     -----------      -----------
Balance notes payable (long term portion)                                            $        --      $        --
                                                                                     ===========      ===========

On February 25, 2005, the company executed a second promissory note payable with Long Lane Capital for $60,000. The note is payable within 30 days of demand and carries a 12% per year interest rate. Upon default the holder will have the right to convert the unpaid principal balance, accrued interest and any related default costs to common stock as follows: At the option of the holder the conversion price will be (a) Fifty (50%) discount of the 6-month moving average stock price for the period June 1 through December 31, 2004 which was $0.44 discounted 50% equals $ 0.22 Cents per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between February 25, 2005 and the date notice of warrant exercise is given to the Corporation. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months. During the nine months ended September 30, 2005, the Company has recorded beneficial conversion discount relating to conversion feature and warrants of $60,000.

NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

During the nine months ended September 30, 2005 the Company repaid the remaining $12,425 principal balance due to Patrick Herda.

NOTE 6 - STOCKHOLDER'S EQUITY

During the nine months ended September 30, 2005 the Company issued an aggregate of 3,665,440 shares of common stock, valued at $2,131,639, for consulting services.

During April 2005 the Company issued 2,514,723 shares as payment of expenses accrued at December 31, 2004 in the amount of $467,940.

In February, 2005, the Company issued a warrant to purchase 500,000 shares of common stock, as described in Note 4.

On July 22, 2005 the Company granted options to a director for the purchase of 250,000 shares of common stock. The options have an exercise price of $0.10 per share, are exercisable immediately and expire in three years. The Company has recorded an expense for the intrinsic value of the option at the date of grant of $162,500.

During the nine months ended September 30, 2004 the Company issued an aggregate of 5,160,834 shares of common stock, valued at $547,911, for consulting services.

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

NOTE 8 -OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of September 30, 2005:

   Warrants Outstanding & Exercisable

                                           Weighted                           Weighed
                         Number            Remaining        Average           Average
   Exercise Prices    Outstanding          Life (Years)    Contractual      Exercise Price
         $0.10           250,000                              2.75            $0.10
         $0.14           500,000                              1.00            $0.14
         $0.22           500,000                              1.42            $0.22
                   --------------
                       1,250,000                                              $0.16
                   ==============

                                                    Number of Shares       Weighted    Average   Exercise
                                                                           Price
   Outstanding at December 31, 2004                         750,000                              $ 0.34
      Granted                                               750,000                                0.18
      Exercised                                                  --                                  --
      Canceled or expired                                 (250,000)                                0.75
                                                     ---------------
   Outstanding at September 30, 2005                      1,250,000                              $ 0.16
                                                     ===============


NOTE 9- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three and nine months ended September 30, 2005. That customer accounted for all of its accounts receivable at September 30, 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

[UPDATE]

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

REVENUES

During the period ending September 30, 2005, we recognized revenues of $242,500 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $0 in revenues for the same period ended September 30, 2004.

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

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2005 were $1,391,289 and Compares to $353,584 for the same period ended September 30, 2004. Included in the Quarter ended September 30 2005 are $1,078,506 and 46,578 in expenses for consulting fees and legal fees respectively. This compares to 265,439 in consulting fees and $15,750 in legal fees for the third quarter of 2004. The increase in expenses is attributed to the increased market valuation of equity securities issued for pre-existing obligations. Legal fees were higher due to increased activity in the development of intellectual property and filing of patent applications.

From our inception through June 30 2005, we have incurred losses of 10,292,429 These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a working capital deficit of $3,258,379 This compares to a working capital deficit of $ 2,891,964 as of September 30, 2004. As a result of our operating losses for the three months ended September 30, 2005, we generated a cash flow deficit of $41,258 from operating activities. Cash flows used in investing activities was $0 during the quarter. Cash flows provided by financing activities were $47,575 on proceeds from short-term notes payable for the first nine months ended September 30, 2005.

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

NUMBER OF EMPLOYEES

From our inception through the period ended September 30, 2005, we have relied on the services of outside consultants for services and currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

This technology is protected by three pending patent applications. We filed our first patent application in October 2004. Subsequently we filed two additional patent applications in January 2005. On October 18, 2005 we filed for our first international patent on this technology via the Patent Cooperation Treaty (PCT). We expect further development work on the intellectual property relating to this technology and expect to file additional patents over the next twelve months.

Over the next 12 months our development plan for our gravimetric nuclear material detector is as follows:

      - Continue development of the related intellectual property and file additional patent applications.

      - Secure funding of approximately $500,000 to $1.5M through debt or equity instruments to fund this project.

      -     Secure a strategic commercial development partner.

      -     Build and demonstrate a proof-of principle prototype.

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

Subsequent to entering the licensing option agreement in November of 2003, we began efforts to form development partnerships to assist in the development of and to secure government funding for this technology. We have initiated the process of forming a teaming arrangement with Lawrence Livermore National Laboratories to further develop this technology. Previously, we anticipated finalizing a teaming relationship with Lawrence Livermore National Laboratories by the third quarter of 2004. This was not accomplished, due to lack of working capital to fund this development program in 2004. Management anticipates funding and launching this teaming relationship in 2006.

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

Entering the Renewable Fuels Sector with Future Fuels, Inc.

During the quarter ended September 30, 2005 to the date of this report, Nuclear Solutions, Inc. moved forward with plans to assess, develop, construct, and operate technology to convert, end-of-life carbonaceous waste materials such as used tires, trash, waste coal, wood wastes, raw sewage, discarded corn stalks, and certain agricultural waste products into, environmentally-friendly renewable fuels such as ethanol.

We concluded the legal formation of Future Fuels, Inc. (FFI) on September 2, 2005 as an independent subsidiary of Nuclear Solutions, Inc. after announcing our intentions to launch FFI in late August 2005. Since we recognize that the business dynamics of developing nuclear technologies and producing renewable fuels are fundamentally different, we determined that it was in the best interest of this project to form a subsidiary with its own focused and dedicated management and personnel teams experienced in the industry in order to optimize our chances for success. On September 23, 2005, John C. (Jack) Young was appointed FFI's president.

Negotiations with a number of business entities relevant to proceeding with FFI's business model in the renewable fuels sector led to the signing of a confidential, non-binding letter of intent with these parties on September 15, 2005 to acquire technology, land, permits, feedstock, and management expertise to facilitate the design, construction and operation of a waste-to-ethanol production facility in the northeast United States.

As a result of entering into this letter of intent, FFI signed a land lease, permit and feedstock option agreement on September 28, 2005 with Venture III Associates, a New Jersey General Partnership and Ocean County Recycling Center, Inc., a New Jersey corporation (OCRC). Subsequently FFI exercised that option on November 3, 2005. By exercising the option, FFI committed to a fifteen-year lease, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-ethanol production facility in exchange for 1,000,000 shares of FFI common stock and $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-ethanol facility. The Lease Permit and Feedstock Agreement also secures FFI access to pre-approved state and local environmental permits to operate the facility as well as an on-site, immediately available source of feedstock suitable for conversion into ethanol.

On November 9, 2005, FFI received preliminary approval for $84 million in tax-exempt bond financing by the New Jersey Economic Development Authority (NJEDA), subject to the statutory ten day review period by the Governor's office. Once a number of due diligence steps are taken, including bond underwriting, it is anticipated, but not guaranteed, that financing through the issuance of these bonds will be secured. The funds will be used for the waste-to-ethanol conversion facility's design, construction, and initial start-up operations.

The following is a summary of FFI's major  accomplishments this quarter to date:

      the signing of a letter of intent with multiple business entities in the renewable fuels sector to launch a waste-to-ethanol production facility,

      the naming of John C. (Jack) Young as president,

      the signing of a lease for the Toms River, NJ site to construct the waste-to-ethanol production facility,

      securing access to needed environmental permits to operate the facility,

      securing access to an on-site source of feedstock suitable for conversion into ethanol, and applying for and receiving preliminary approval for $84 million in bond financing by the New Jersey Economic Development Authority.

Success of FFI's project depends on several factors still being determined, such as securing suitable technologies and ongoing financing. We anticipate that FFI's focus in the next quarter will be on technology and financing. While we believe that the appropriate technologies for waste-to-ethanol conversion are commercially available, there is, however, no guarantee that commercially available technologies will be appropriate for producing ethanol in FFI's proposed facility. Moreover, there could be unexpected problems or delays in the funding, construction and operation of the facility. There is no guarantee that FFI will be successful in raising the capital required for this project through the issuance of the tax-free bonds for which it has been approved to date. Over the next twelve months we anticipate that FFI will require an approximate minimum of $1,000,000 to sustain operations. We anticipate raising this money through debt and/or equity financing.

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

During the quarter to date, we generated  limited revenues from our technologies
and  we  are  competing  against  companies  that  have  significantly   greater
financial, technical, political and human resources.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, September 30, 2005, and subsequent to the date of this report, we carried out evaluations, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of January 1, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

(b) Changes in Internal Control.

         As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements, as of and for the year ended September 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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


ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On September 1, 2005, we entered into a 12 month contract with an Linda Smiroldo for public relations writing services in exchange for 141,176 shares of restricted stock valued at $48,000, as of the date of this report the shares are unissued.

We believe the securities issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.



ITEM 5.  OTHER INFORMATION.

On July 22, 2005, we granted 250,000 common stock options to John Powers. The options have an exercise price of $0.10 per share, are immediately exercisable, and expire on July 21, 2008. We recorded an expense for the value of the options at the grant date of $162,500.

On September 5, 2005, John Dempsey, Vice-President and Director took a sabbatical and temporarily resigned to accept a six to twelve month assignment from the U.S. Department of State. Mr. Dempsey is temporarily assigned as the Engineering Advisor to the Iraq Ministry of Electricity for the Iraq
Reconstruction Management Office of the U.S. Department of State. Upon completion of the assignment, Mr. Dempsey will resume his full duties as an officer and Director. Mr. Herda will be acting as the Chief Financial Officer until a suitable replacement is named.

On October 4, 2005, we converted the Long Lane Capital, Inc. October 5, 2004 Promissory Note totaling $60,000 plus $7,200 of accrued interest into 454,054 shares of restricted common stock.

On September 29th, 2005 the company agreed to defer receipt of the September 30th license fee payment from IPTH until December 31, 2005 with a view of accelerating license fee payments in 2006.

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

Dated: November 21, 2005.


                                        NUCLEAR SOLUTIONS, INC.


By: /s/Patrick Herda
   -----------------
   Patrick Herda
   Title: President, CEO, CFO