Form 10KSB
period 2005-12-31
NUCLEAR SOLUTIONS INC
filed 2006-04-17
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005.


      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________

      Commission file number


                             NUCLEAR SOLUTIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                        88-0433815
--------------------------------------------------------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)


  5505 Connecticut Ave., N.W. Ste.191.                     20015
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)



Issuer's telephone number, (202) 787-1951
                           -----------------------------------------------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The issuer had operating revenues of $302,500 for the year ended December 31, 2005.

This report contains a total of___ pages. The Exhibit Index appears on page
____.

As of December 31, 2005, there were 43,965,863 shares of the issuer's common stock outstanding.

The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $42,037,945 based on the average of the bid and ask price as quoted on the OTC Electronic Bulletin Board on December 31, 2005. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2005, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                             Nuclear Solutions, Inc.
                                   FORM 10-KSB
                                December 31, 2005


Page
PART I.......................................................................

ITEM 1.  Description of Business.............................................
ITEM 2.  Description of Properties...........................................
ITEM 3.  Legal Proceedings...................................................
ITEM 4.  Submission of Matters to Vote of Security Holders...................

PART II......................................................................

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities......................
ITEM 6.  Management's Discussion and Analysis or Plan of Operation..........
ITEM 7.  Financial Statements................................................
ITEM 8.  Changes In and Disagreements With Accounting and Financial
         Disclosure..........................................................
ITEM 8A. Controls and Procedures.............................................
ITEM 8B. Other Information...................................................

PART III.....................................................................

ITEM 9.  Directors, Executive Officers, Promoters, and Control
         Persons: Compliance with Section 16(a) of the Exchange Act........
ITEM 10. Executive Compensation.............................................
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.........................................
ITEM 12. Certain Relationships and Related Transactions.....................
ITEM 13. Exhibits............................................................
ITEM 14. Principal Accounting Fees and Services..............................
SIGNATURES...................................................................
EXHIBIT INDEX................................................................

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

         (a) Our Corporate History. The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc, an internet e-commerce company. We are a development stage company. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc. At that time, our primary business was the development of a new type of nuclear reactor technology. As of the date of this report, our business is now focused on commercial product technologies for homeland security and defense, nanotechnolology applications, nuclear remediation and synthetic ethanol production.

         (b) Business of the Issuer.

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

The company operates its business by utilizing technical expertise to develop innovative and emerging technologies that we believe have significant market potential. We strive to develop technologies identified as viable to the point that they may be licensed, joint-ventured or sold to an industrial or governmental entity, or otherwise commercialized. We do not maintain technical facilities or a laboratory of our own. Our business model is to utilize the technical facilities and capabilities of appropriate outside laboratories under contract to us when appropriate. By taking advantage of existing technology infrastructures, this preferred method of technology development reduces capital investment costs and the length of time required to develop technologies. This is especially important in light of the extensive requirements for the government approval and safe handling of nuclear materials. Any development efforts contemplated or planned that involve nuclear materials are intended to be carried out by an existing and already licensed scientific or technical facility through the establishment of a contractual relationship. This approach also mitigates the potential liability involved with the handling and use of nuclear materials. We have identified several facilities in the United States and abroad that have the capabilities we may require in the future. As an example, we may contract with or establish a teaming relationship with a U.S. national laboratory such as Los Alamos National Labs, Lawrence Livermore National Labs, or others that have a history and willingness to perform work under well-established contracting channels such as Cooperative Research and Development Agreements (CRADA) and Work for Others (WFO) agreements. Although we believe this is adequate for our development purposes and preferable in the case of nuclear material handling, we may choose to operate our own laboratory facility in the future, subject to available capital.

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

Our primary role is to add value by initially developing, and providing the enabling core intellectual property to our customers and partners. Typically, after licensing, we will remain involved as a consultant for the customer to ensure appropriate technology transfer to the customer and to assist with any improvements or modification that may be needed during the course of commercialization. This is a highly leveraged business model that is believed by management to offer the greatest advantages in terms of corporate flexibility, and reduced capital requirements compared to a traditional research and development operation. However, management is opportunistic and may consider adopting a production model if the right conditions are met. We will pursue all avenues that will lead to the commercialization of our technologies.

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

During 2004, the company filed two U.S. patent applications for our (Tritiated Water Remediation)TWR technology that are currently pending; and to date, we have filed three U.S. patent applications for our Nuclear Weapons Detection Technology. Furthermore, the company expects to file additional patent applications in 2006 for our TWR technology, Nuclear Weapons Detection Technology, and our Nuclear Micro Battery Technology.

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

Additionally, IPTH has the right to sub-license their rights under the terms of the license with the approval of the company. IPTH has agreed to pay Nuclear Solutions the sum of Nine Million Seven Hundred Thousand ($9,700,000) Dollars over a ten (10) year period, payable on a Bi-annual basis in the amount of $485,000 Dollars, or more, until paid in full. To the extent this technology is commercialized, we will be entitled to an Eight(8%) percent royalty payment on all I.P. Technology Holding gross revenue related to this technology. On January 10, 2006 we modified the March 15, 2005 licensing agreement with I.P. Technology Holding, Inc. Wherein license fees totaling $465,416 on December 31, 2005 were deferred until April 2006 and IPTH's payment schedule was changed to bi-annual.

We continued our strategic relationship with Multipartner, S.P.A, an Italian Corporation, for consulting and developmental services in Europe; and as a result of this relationship, we now have access to offices in Rome, Italy. Currently we are poised to establish our European headquarters in Rome, Italy. Our offices in Rome will serve as a base for our European operations from which we intend to market our technologies, explore technologies being developed in Europe, and utilize European technical resources for technology development where applicable.

Additionally in 2005, we have worked with our Russian office and scientific advisory board to explore additional technology and developmental opportunities with the Russian scientific establishment. Previously we were researching the expansion of our weapons detection technology portfolio by investigating the acquisition of rights to a Russian developed Improvised Explosive Detection Technology. We have elected to forgo pursuit of this technology in order to focus resources on other projects.

During 2005, we continued business development operations in Moscow. The Moscow office is staffed by Dr. Alexander Nigmatulin, our Director of Russian business development. The Russian office is responsible for identifying licensable technologies and to secure additional research capacity within the Russian academic and scientific establishment as the need arises. Additionally, the Moscow office will contract with qualified research facilities and personnel as well as assess any additional business opportunities that may exist within the Russian scientific and technical infrastructure. We initially hired Dr. Nigmatulin in February 2003 on a contingency basis. At present, we have a shared office arrangement with Dr. Nigmatulin at the Moscow Institute of Steel and Alloys and do not have a commitment or requirement for rent. We believe that this arrangement is adequate for our needs and activities in Russia. During the last twelve months our Director of Russian Business Development, assembled a scientific advisory board consisting of Twenty-four selected scientists from a wide spectrum of disciplines and areas of expertise. The prominent scientists come from organizations such as the Russian Academy of Sciences, the Russian Defense Industrial complex, and private and state owned R&D companies. The scientists have agreed to remain in standby mode until presented with a specific project. The terms and conditions of a contractual consulting arrangement with a selected scientist or group of scientists will be negotiated at that time. To date we have not activated the services of the Russian Scientific Advisory Board. Currently our Moscow office is investigating various anti-terrorist technologies and additional tritiated water remediation methods developed within the Russian scientific community.

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

After careful evaluation, we determined that it would be in the company's best interest to indefinitely suspend work on the photonuclear reactor technology and any related or derivative projects. We evaluated potential market demand in light of current economic conditions and redirection of government resources to improving homeland security and those appropriated for military expenditures. We concluded that until the economic situation improves greatly, and the threat of homeland terrorism is sufficiently mitigated, and the country is no longer on a wartime stance, a new type of nuclear reactor technology would be extremely difficult to fund, develop, and build. As of April 5, 2004, we sent notice to Global Atomics Licensing, Ltd.(GALL), the licensor of the technology, and unilaterally terminated the license agreement which was originally executed on September 11, 2001. Currently no royalties or commissions are due to GALL.

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

Our significant assets include our technology license agreement with IP Technology Holding, Inc. Our portfolio of intellectual property which includes trade secrets and know-how in the areas of nuclear weapon detection via gravitational anomaly, detritiation of nuclear wastewater; and our license option agreement for nuclear micro battery technology covered by U.S. Patents Nos. 5,087,533; 6,118,204; 6,238,812, as well as our contractual relationship with our technical consultant Boris Muchnik.

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

Additionally, IPTH has the right to sub-license their rights under the terms of the license with the approval of the company. IPTH has agreed to pay Nuclear Solutions the sum of Nine Million Seven Hundred Thousand ($9,700,000) Dollars over a ten (10) year period, payable on a Bi-annual basis in the amount of $485,000 Dollars, or more, until paid in full. To the extent this technology is commercialized, we will be entitled to an Eight(8%) percent royalty payment on all I.P. Technology Holding gross revenue related to this technology. On January 10, 2006 we modified the March 15, 2005 licensing agreement with I.P. Technology Holding, Inc. Wherein license fees totaling $465,416 on December 31, 2005 were deferred until April 2006 and IPTH's payment schedule was changed to bi-annual.

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

      -     Seek additional licensees.

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

In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 5,087,533; 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. In January 2006, the company extended the license option rights under the terms of the agreement until January 2007 in exchange for the payment of all outstanding maintenance fees. When the company does choose to exercise its rights under the licensing option agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensure of the technology to be paid to Ms. Brown.

Two of the three nuclear micro-battery patents the we hold a license option for(Pat. Nos. 5,087,533; and 6,118,204) have expired as a result of non-payment of patent maintenance fees by the prior assignee; however, the company has engaged the law firm of Greenberg and Lieberman, P.C. to make application for the revival of those patents and has paid all outstanding maintenance fees. The patent revivals are currently in process and we anticipate receiving further information from the USPTO within the next twelve months. We are currently developing the next generation of nuclear micro-battery technology that could render the previous patents obsolete. However, the reinstatement of the expired patents could offer an additional opportunity to block our competition from this market.

Subsequent to entering the licensing option agreement in November of 2003, we began efforts to form development partnerships to assist in the development of and to secure government funding for this technology. We have initiated the process of forming a teaming arrangement with Lawrence Livermore National Laboratories to further develop this technology. Previously, we anticipated finalizing a teaming relationship with Lawrence Livermore National Laboratories in 2005. This was not accomplished, due to lack of working capital to fund this development program in 2004. Management anticipates funding and launching this teaming relationship in 2007.

Our nuclear micro battery technology relies on the application of tritiated amorphous silicon as a betavoltaic, thin-film, intrinsic energy conversion device. A betavoltaic battery is a nuclear battery that converts energy from beta particles released by a beta emitting radioactive source, such as tritium, into electrical power. Common semiconductor designs of betavoltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay (Lucent Technologies, Betabatt) or is illuminated by photons created when betas strike a phosphor(Trace Photonics, Inc.). These common betavoltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. Furthermore, another limitation of conventional betavoltaic batteries and P-N junction devices is the self-absorption of beta energy in the radioactive source itself. In order to reduce the self-absorption of beta energy we incorporate the radioactive isotope into the lattice of a semiconductor.

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

During 2004 we filed 2 patent applications with the United States Patent and Trademark Office to secure the rights to the tritium remediation technology and the technology is now patent pending. IN 2005 these patent applications published and are still pending. Additionally in 2005 we filed 2 international patent applications based on our previously filed U.S. Patent Applications. Over the next 12 months we plan on developing this technology further and filing for additional patent protection. However, it is possible that we may choose not to file a patent application on the technology if it is determined to be contrary to the security interests of the United States. TWR technology is a development stage technology. We cannot guarantee that we will either receive any patents on the technology or that the technology can be successfully commercialized.

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

Entering the Renewable Fuels Sector with Fuel Frontiers, Inc. (formerly Future Fuels, Inc.)

Introduction

In 2005 the company entered the renewable fuels business through a new subsidiary called Fuel Frontiers, Inc. (formerly known as Future Fuels, Inc.). The primary business of Fuel Frontiers, Inc. (FFI) is to plan, design, finance, construct, and operate multiple ethanol synthesis facilities worldwide to transform virtually cost-free waste materials such as used tires, waste coal, solid and liquid municipal wastes, biomass, and other similar low-value societal refuse into high-value fuel-grade ethanol.

Initially, we plan on focusing our efforts in the proximity of the east and west coasts of the United States. Over the next twelve months, we anticipate expanding our project development efforts internationally as opportunities arise and as our capital and human resources permit.

We intend to build our facilities with modular expansion capability to allow for increased future production and/or gasification of additional or diverse feedstock (waste materials). As of the date of this report, we are currently in negotiations to retain CH2MHILL/ Lockwood Greene for design engineering, procurement, construction, and production operations for our first facility in the planning stages at Toms River, NJ. As a matter of policy and our business model, we intend to outsource engineering, procurement, construction as well as daily facility management and operations of any future facilities to qualified providers such as CH2MHILL/Lockwood Greene or other similar companies.

Due to the business model differences between the parent company Nuclear Solutions, Inc. and its subsidiary Fuel Frontiers, Inc., management anticipates establishing an exploratory committee to periodically evaluate if and when business conditions warrant a formal spin-off of FFI as a separately registered public entity. It is anticipated that the key criteria which will be used to make this determination may include; facilitating access to capital in a manner consistent and suitable for the company's specific business environment, allowing for a clearer assessment of each company's respective financial performance, encouragement of separate corporate cultures, increased management independence with specialized focus towards core business operations and the potential for establishing equity-based employee incentive programs linked directly and independently to the employees respective employer.

System Overview

The FFI approach for the production of ethanol occurs in two stages. In the first stage the feedstock material is fed into the Startech Plasma Converter System (PCS) which transforms the feedstock material into Plasma Converted Gas
(PCG) (TM), a synthesis gas. FFI entered into a global strategic alliance with Startech Environmental Corporation that includes the use of this technology. The heart of Startech's Plasma Converter System contains a plasma field that reaches temperatures up to 30,000 degrees Centigrade. The plasma breaks down feedstock materials--such as waste coal, used tires, wood wastes, raw sewage, municipal solid wastes, biomass, low-grade waste-coal, and other agricultural by-products--to their core elements in a clean and efficient manner which generates significant amounts of PCG (synthesis gas). Excess heat energy is removed from the resulting PCG and recovered to generate electricity on-site which can be used to provide power to the system. The cooled PCG is then refined for purity and passed to the second stage. In the second stage, the refined PCG, which is composed primarily of carbon, hydrogen and oxygen, is converted into ethanol though a modified Fischer-Tropsch gas-to-liquids synthesis process similar in nature to one Dow Chemical pioneered in the mid 1980s. The process applies a metallic catalyst to chemically transform the Plasma Converted Gas into ethanol which is then refined to fuel-grade ethanol standards. This approach is not entirely new; as early as 1936 in Germany Fischer-Tropsch technology was used with coal-produced synthesis gas to produce alcohols on a commercial scale.

The FFI approach to ethanol production differs from other approaches for ethanol production mainly because our system can utilize feedstock materials that are normally considered waste to society and typically have negligible or no value and we do not employ a biomass based fermentation process that is typical in the ethanol production industry. Since we can utilize feedstock virtually free of cost, our feedstock economic model is highly immune to the uncertainties of weather, seasonality and competing market forces. The ability to use waste materials is a benefit of the Startech Plasma Converter System (PCS). The PCS system has the proven capability to transform a wide variety of waste materials into the Plasma Converted Gas (PCG) (synthesis gas) in an efficient and environmentally friendly manner.

Accomplishments to Date

Nuclear Solutions, Inc. concluded the legal formation of an independent subsidiary under the name Future Fuels, Inc. (FFI) on September 2, 2005. Subsequently on March 31, 2006, the subsidiary's name was changed to Fuel Frontiers, Inc. (FFI) and the website at www.fuelfrontiers.com was launched.

On September 23, 2005, the company appointed John C. (Jack) Young, an officer of Nuclear Solutions, Inc., as president of FFI.

On November 3, 2005, FFI signed a land lease agreement with Venture III Associates, a New Jersey General Partnership, and a permit and feedstock agreement with Ocean County Recycling Center, Inc., a New Jersey corporation.

FFI committed to a fifteen-year lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-ethanol production facility in exchange for 1,000,000 shares of FFI common stock, deferred until June 30, 2006. When the facility commences ethanol production, the company agrees to pay rent of $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit.

FFI entered into an exclusive feedstock agreement with Ocean County Recycling Center (OCRC) in which OCRC agreed to supply FFI with 117,000 to 165,000 tons per year of suitable feedstock materials for a proposed 52 million gallon waste-to-ethanol production facility in Toms River, New Jersey in exchange for FFI converting the materials into synthesis gas. Additionally, FFI also agreed to pay approximately $14.00 per ton of oversized feedstock materials which shall not exceed 2% of the total yearly feedstock stream. The feedstock agreement also secures FFI access to pre-approved state and local environmental permits to operate the facility, pending standard building permits and procedural, final consent from necessary regulatory agencies, as well as the on-site, immediately available source of feedstock suitable for conversion into ethanol.

On November 9, 2005, FFI received preliminary approval for $84 million in tax-exempt bond financing by the New Jersey Economic Development Authority. After the statutory ten-day review period by the Governor's office, the preliminary bond approval was fully executed and officially adopted by the state of New Jersey on December 5, 2005. The official resolution approval enables FFI to proceed with a number of due diligence steps--including the bond rating, underwriting, and placement process--necessary to secure the funds. The tax-exempt bonds will be used for the design, construction, and initial start-up operations of the first-of-its-kind 52 million gallon waste-to-ethanol production facility located in Toms River, New Jersey.

On January 11, 2006, former Managing Director of the New Jersey Economic Development Authority Frank Mancini joined FFI's team as a consultant to complete the bond underwriting process for the Toms River facility and to assist in raising capital through municipal bonds to launch additional waste-to-ethanol production facilities at other potential sites in the northeast, midwest and on the west coast. It is anticipated, but not guaranteed, that financing through the issuance of the bonds will be secured and is among the major priorities moving forward.

In addition to developments pertaining to financing, FFI entered into a contract with Tennessee-based Eco-Energy, Inc. on December 15, 2005 for the sale of 50 million gallons of ethanol per year. The ethanol purchase contract between FFI and Eco-Energy, Inc. was revised on February 27, 2006 to lock-in a 10-year commitment. Eco-Energy would be purchasing approximately all of the annual production or output of FFI's waste-to-ethanol facility once operational in Toms River, New Jersey.

In terms of technology, FFI and Connecticut-based Startech Environmental Corporation concluded a mutually-exclusive global strategic alliance on March 13, 2006 through which FFI gains access to Startech's innovative, proven and proprietary Plasma Converter System. Both FFI and Startech agreed to cooperate in identifying and pursuing business opportunities in which Startech's products and equipment are integrated with FFI's equipment and production process to operate waste-to-ethanol conversion facilities not only within the U.S. ethanol market but also internationally.

On March 28, 2006, Fred Frisco joined the FFI team to assist with worldwide investor relations.

On April 4, 2006, FFI retained the consulting services of ethanol expert Douglas
A. Durante to provide information and data about the ethanol industry and advise us on the challenges and opportunities we face as we develop and pursue options for entering and supplying the ethanol market.

Within the framework of our business model to launch additional waste-to-ethanol production facilities at other potential sites in the northeast, midwest and on the west coast, FFI announced on April 10, 2006 that it had entered into an agreement with Ambient Energy Corporation (Ambient) to begin securing a potential site with abundant waste coal feedstock in eastern Pennsylvania for a 250 million gallon per year waste-to-ethanol production facility. This facility would be in addition to the one under development in Toms River, New Jersey.

Over the next twelve months, we anticipate that FFI's development efforts will continue to focus on finalizing plant designs as well as securing financing and additional locations. These two key elements will play critical roles in the establishment of FFI's first waste-to-ethanol conversion facility, which, in turn, will serve as a prototype for launching additional facilities at other potential sites domestically and internationally. While we believe that the appropriate technologies for waste-to-ethanol conversion are commercially available, there is, however, no guarantee that commercially available technologies will be appropriate in every instance for producing ethanol in FFI's proposed facility. Moreover, there could be unexpected problems or delays in the funding, construction and operation of the facility. There is no guarantee that FFI will be successful in raising the capital required for this project through the underwriting of the bond authorization for which it has been approved. Over the next twelve months we anticipate that FFI will require a minimum of approximately $1,000,000 to sustain operations. We anticipate raising this money through debt and/or equity financing.

Our Employees

For the year ended December 31, 2005, we have relied on the services of outside consultants for services and currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

We believe that the success of our business will depend, in part, on our ability to attract, retain, and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel.

We have two executive officers. Patrick Herda is the President and Chief Executive Officer. Jack Young is our Vice President for Corporate Development. In addition to the named officers, we retain the following independent contractors and consultants: 24- technical and scientific, 5-business consultants, 1-lobbyist, 4-legal, and 2-administrative. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" below, but cannot predict whether or not or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's common stock.

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

Our products and technologies are still in development and there can be no assurances as to when and whether we will be able to commercialize our products and technologies. Our technologies have never been utilized on a large-scale commercial basis.

Over the next 12 months we expect that we will continue to generate losses until at least such time as we can generate additional revenue. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a company with limited resources, we are subject to all risks inherent with the establishment of a developing or new business. The technologies we are developing may be regulated now or in the future by the United States Government and may subject to regulatory requirements or export restrictions.

Management of Growth

The Company expects to experience growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company may need to hire scientists, as well as sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to attract, train, and retain qualified technical, sales, marketing, and management personnel will be a critical factor to its future success. During strong business cycles, the Company may experience difficulty in filling its needs for qualified personnel.

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

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

The independent auditor's report issued in connection with the audited financial statements of the company for the period ended December 31, 2005, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

Potential Inability of Officers to Devote Sufficient Time to the Operations of the Business

Unless we are able to secure additional funding for operations and payment of officers salaries, we cannot guarantee that we will be able to retain current management or attract additional personnel and they will be able to continue to devote sufficient time to the operations of the business.

Item 2. Description of Property.

Our principal business address is 1025 Connecticut Ave NW, Suite 1000 Washington, DC 20036 and our principal mailing address is 5505 Connecticut Ave NW, #191, Washington, DC 20015.

We have arranged for office facilities on a month-to month agreement whereby we can utilize office space, conference rooms, and other facilities on an ad-hoc basis. The square footage of the facility is approximately 8,000 Sq ft. and approximately 1,500 is shared. The annual cost is approximately $44,400. We anticipate requiring additional office space over the next 12 months.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information.

         Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol NSOL. Table 1 sets forth the high and low bid information for fiscal year 2005 and 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ OTC BB Historic Data source.

Table 1.

Bid Information


Fiscal Quarter Ended                          Low              High
--------------------                          ---              ----

December 31, 2005                             0.86             1.10
September 30, 2005                            0.81             1.15
June 30, 2005                                 0.57             1.07
March 31, 2005                                0.71             1.17

December 31, 2004                             0.45             1.98
September 30, 2004                            0.10             0.52
June 30, 2004                                 0.15             0.38
March 31, 2004                                0.063            0.35

(a) Holders.

         Our company has approximately 1,859 shareholders of its common stock as of December 31, 2005 holding 43,965,863 common shares.

(b) Dividends.

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)      Recent Sales of Unregistered Securities

         All sales of unregistered securities have been previously reported in our filed periodic reports filed with the Securities & Exchange Commission on Forms 8-K and 10-QSB.


(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for equity compensation plans not approved by our security holders.

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

                                           (a)                          (b)                        (c)
    ------------------------------ -------------------------- --------------------------- --------------------------
    Equity Compensation Plans
    approved by security holders           None                       None                        None
    ------------------------------ -------------------------- --------------------------- --------------------------
    Equity Compensation Plans
    not   approved   by  security   5,500,000 (1)               $ 0.62                     2,559,891
    holders                         4,000,000 (2)               $ 0.74                     -0-
    ------------------------------ -------------------------- --------------------------- --------------------------
    Total                           5,500,000                                              2,559,891
    ------------------------------ -------------------------- --------------------------- --------------------------


(1) On August, 17, 2005, the company adopted a Stock Grant Plan. The plan reserved 5,500,000 shares. The Plan was registered on a Form S-8 registration statement filed on November 16, 2004. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2005 we issued 2,940,109 shares from this plan to eleven individuals comprised of employees, consultants, attorneys and others who provided services to our company during 2005.

(2) On November 10, 2004, the company adopted the 2005 Non-Qualified Stock Grant and Option Plan. The Plan reserved 4,000,000 shares. The Plan was registered on a Form S-8 registration statement filed on November 16, 2004. The Plan was administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2005, we issued 1,756,507 shares form this plan to ten individuals comprised of employees, consultants, attorneys and others who provided services to the company.

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

Plan of Operation

We will need to raise additional money to fund our operations. We intend to use debt, equity or a combination thereof to fund this project. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring the technology to the marketplace.

Since our products and technologies are still in development and there can be no assurances as to when and whether we will be able to commercialize our products and technologies. Our technologies have never been utilized on a large-scale commercial basis.

Over the next 12 months we expect that we will continue to generate losses until at least such time as we can generate additional revenue. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Until commercial operations are established, no assurance can be given that the Company's technologies will be commercially successful. Being a company with limited resources, we are subject to all risks inherent with the establishment of a developing or new business. The technologies we are developing may be regulated now or in the future by the United States Government and may subject to regulatory requirements or export restrictions. We are also subject to additional regulations concerning nuclear technologies. Some of the technologies we develop may be subject to the Atomic Energy Act of 1954.

The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders.

REVENUES

During the year ended December 31, 2005, we recognized revenues of $302,500 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $0 in revenues for the same period ended December 31, 2004.

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

Additionally, IPTH has the right to sub-license their rights under the terms of the license with the approval of the company. IPTH has agreed to pay Nuclear Solutions the sum of Nine Million Seven Hundred Thousand ($9,700,000) Dollars over a ten (10) year period, payable on a Bi-annual basis in the amount of $485,000 Dollars, or more, until paid in full. To the extent this technology is commercialized, we will be entitled to an Eight(8%) percent royalty payment on all I.P. Technology Holding gross revenue related to this technology. On January 10, 2006 we modified the March 15, 2005 licensing agreement with I.P. Technology Holding, Inc. Wherein license fees totaling $465,416 on December 31, 2005 were deferred until April 2006 and IPTH's payment schedule was changed to bi-annual.

While the total revenue under the License Agreement is $9.7 Million over a ten-year period, management has elected to recognize the license revenue on a cash basis. We have made this election because IPTH is a start-up enterprise and this raises the level of risk and uncertainty regarding the ultimate collectibility of the $9.7 million Dollars over a ten-year period. At this time, we believe this conservative approach is prudent. Management will re-evaluate this financial treatment on a quarterly basis.

Business Concentration

The Company did not have any sales during the year ended December 31, 2004. For the year ended December 31, 2005, the balance of all accounts receivables was from one customer.

OPERATING EXPENSES

Operating expenses for the period ended December 31, 2005 were $4,012,156 and compares to 2,078,392 for the same period ended December 31, 2004. Included in the year ended December 31, 2005 are $2,917,791 and $515,140 in expenses for consulting fees and legal fees respectively. This compares to $1,321,376 in consulting fees and 349,300 in legal fees for the year ended December 31, 2004. The increase in expenses is attributed to the increased market valuation of equity securities issued for pre-existing obligations and increased business activity. Legal fees were higher due to increased activity in the development of intellectual property and filing of patent applications.

During the year ended December 31, 2005 we incurred losses of $3,880,269. This compares to losses of $2,388,466 for the year ended December 31, 2004. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services. As a result of limited capital resources from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.

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

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of $3,677,940. This compares to a working capital deficit of $ 3,267,597 as of December 31, 2004. As a result of our operating losses for the year ended December 31, 2005, we generated a cash flow deficit of $100,899 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $47,575 on proceeds from short-term notes payable for the year ended December 31, 2005.

In addition to the revenue provided by the license agreement with IPTH, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required. We intend to use the proceeds derived from revenues or financing to pay salaries, and general and administrative expenses to maintain the core operations of the company. By adjusting our operations and development to the level of capitalization, we believe that the annual expected license revenue of $970,000 if collected will be sufficient to sustain the basic company operations over the next 12 months.

Management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2005 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and currently have one full time and one part time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7. Financial Statements.

Our Consolidated Financial Statements, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 19, 2004, the Registrant's certifying independent accountant, Beckstead & Watts, LLP. was dismissed. The financial statements reported on by Beckstead & Watts, LLP were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the preceding two fiscal years, and interim periods, with the exception that Beckstead & Watts, LLP did issue a going concern opinion which appears Note 3 of the Company's financial statements which are a part of the Form 10-KSB Annual Report for the period ending December 31, 2003. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the preceding two fiscal years and interim periods, including the interim period up through the date the relationship ended. On November 19, 2004, we engaged the independent certifying accountant firm named Russell, Bedford, Stefanou, Mirchandani, LLP.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph
(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. Other Information:

         On June 2, 2005, the company engaged the services of Nick Devito for business development and financial consulting services in exchange for 205,554 registered shares valued per the terms of the contract at $111,000. On August 22, 2005 the shares were issued and the contract paid.

         On January 10, 2006 the Company along with President Herda modified the March 15, 2005 licensing agreement with I.P. Technology Holding, Inc. Wherein IPTH's payment schedule was changed to bi-annual, all product placements by IPTH shall be co-branded with the Company, and 20% of IPTH payments may be used for executive compensation. Herda irrevocably assigned all deferred compensation owed by the Company to IPTH and Company guaranteed a minimum of $80,000 salary annually to Herda for the 2006 fiscal year.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of Nuclear Solutions, Inc.

(a)   Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name                    Age      Position(s)
----                    ---      -----------
Patrick Herda           36       President, CEO, Chairman, Director, Secretary
John Dempsey (1)        63       Vice President, CFO, Treasurer, Director
John Powers, Ph.D.      71       Director
Jack Young (2)          76       Vice President

Note 1. John Dempsey took an overseas assignment with the U.S. Dept. of State and temporarily resigned his company positions effective September 5, 2005. On September 5, 2005, John Dempsey, Vice-President and Director took a sabbatical and temporarily resigned to accept a six to twelve month assignment from the U.S. Department of State. Mr. Dempsey is temporarily assigned as the Engineering Advisor to the Iraq Ministry of Electricity for the Iraq Reconstruction Management Office of the U.S. Department of State. Mr. Dempsey is expected to resume his full duties as an officer and Director in September 2006. Mr. Herda will be acting as the Chief Financial Officer until a suitable replacement is named.

Note 2. On September 2, 2005, Jack Young was appointed president of Fuel Frontiers, Inc., the totally owned subsidiary of Nuclear Solutions, Inc.

Patrick Herda, President, CEO, Chairman, Board of Directors

Patrick Herda, Joined Nuclear Solutions, Inc. in September 2001. He became the company's President and CEO on June 19, 2003. As a full time officer, Herda provides the company with a skill set that combines business and scientific and technical aptitude developed in the course of working with technology companies over the last ten years. Herda's business background includes operations management, strategic planning, marketing, communications, business development, and fiscal planning. His range of experience includes business, general science and technology that includes nuclear science, management of R&D, and industrial process control systems. From September 2001 to June 2003, he served as Vice President of Business Development for Nuclear Solutions, Assistant Secretary, and Chief Financial Officer. During that time, he was responsible for creating and managing strategic alliances with government and industrial partners, as well as identifying and developing new business opportunities for the company. From 1997 to 2001, Mr. Herda held the following concurrent positions: From 1997 to 2001, Herda was a managing member Particle Power Systems, LLC., a private nuclear R&D company. As a managing member, he was responsible for general operations concerning the development of innovative nuclear micro-battery power technologies for military and aerospace applications. From 1993 to 1995, Herda served as Vice President for Butler Audio, a Start-Up design and manufacturing firm for audio consumer electronics products. He successfully managed new product introduction, manufacturing, and strategic planning. Mr. Herda attended Drexel University in Philadelphia, PA, where he studied Commerce and Engineering, and Regis University in Denver, CO. where he studied business finance. Mr. Herda currently holds memberships in the American Nuclear Society, International Association for Energy Economics, and the Institute of Nuclear Materials Management.

John Dempsey, Vice President of Industry Relations, Director

John Dempsey, joined the company in January 2002 and is currently serving as the company's Vice President of industrial relations, CFO and Director. From July 2002 to June 2003, Dempsey served as a Director, President, and CEO. From January 2002 to July 2002 Dempsey served as the company's Executive Vice President and Chief Operating Officer. Currently, as Vice President of Industry Relations, Mr. Dempsey is responsible for general operations of the company as well as developing and maintaining relationships with the nuclear and defense sectors as they relate to our businesses. Dempsey has agreed to devote approximately Seventy percent of his full time and attention to our business and affairs in the capacity of vice president of industrial relations. From 1997 to 2001, Dempsey was the vice president of METALAST International, Inc., the world's leading supplier of proprietary computer-controlled anodizing technologies. From 1995 to 1997, he served as president & CEO of U.S. Environmental Group, Inc., which provided hazardous waste remediation equipment and services to major oil companies, the government, and other industrial concerns. From 1990 to 1995, he provided consulting services relating to cogeneration, utilities, industrial, and public works projects. From 1969 to 1989, Dempsey held various positions with Bechtel Power Corp., primarily managing construction and start-up of major nuclear and fossil-fueled power projects worldwide. Dempsey graduated with a B.S. from the U.S. Naval Academy and was selected by Admiral Rickover to serve as a commissioned officer on nuclear submarines. He subsequently received certification from the U.S.N. Nuclear Power School, and then served aboard the U.S.S. Sargo and the U.S.S. Seadragon. Later, he earned certificates in Nuclear Engineering from MIT and Georgia Tech. Dempsey is also registered with the State of California as a professional nuclear engineer and a professional mechanical engineer.

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

John C. (Jack) Young, Vice President, Development

Jack Young, is the Vice President of Development for Nuclear Solutions, Inc., appointed October 2003. Mr. Young's role is to develop and refine the corporate business strategy as well as marketing and business development activities. From 1998 to the present, in addition to his duties with Nuclear Solutions, Inc., Mr. Young has been a Consultant to Star Teks, Inc., an executive search firm, and Corporate Communication Resources Incorporated of Princeton, New Jersey (CCRI), an emergency planning firm. From 1987 to 2001, Jack Young was the Acting United States Commissioner and Deputy Commissioner of the Commission to Study Alternatives to the Panama Canal, appointed by Presidents Reagan and Bush (1987
- 2001). He was a Member of the Reagan Administration Transition Team, responsible for the Nuclear Regulatory Commission transition activities between the Carter and Reagan Administrations. From 1988-1994 he was the Vice Chairman of Holifield Exploration Corporation and President of the Computer Systems Group. From 1975-1986 he served as President of International Energy Associates, Limited. From 1973-1975 during the Nixon-Ford Administration, he served as the Commissioner of Public Services Administration at the U. S. Department of Health, Education and Welfare. From 1971-1973 Young was President of the Computer Systems Group of Computer Science Corporation (NYSE). From 1968-1971 he was Chairman and President of Time Sharing Terminals, Inc. From 1961 - 1968 he served as Vice President of NUS Corporation, a nuclear energy consulting firm. Mr. Young spends fifty percent of his time on business development work for Nuclear Solutions, Inc. Jack Young is a graduate of the U. S. Naval Academy, having served in both diesel and nuclear submarines. He was also an early member of the Rickover nuclear power program.

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

         We received no reports covering purchase and sale transactions in our common stock during 2005, and we believe that each person who, at any time during 2005, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2005, except as follows:

            (1) Mr. Herda transferred 1,000,000 shares to H Holdings, LLC., in connection with an outstanding loan obligation on February 26, 2006.

            (2)   Mr. Herda and Young did not File Forms 5 during 2005.


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


Item 10. Executive Compensation.


The following table sets forth the compensation of the executive officers for the year ended December 31, 2005.

Summary Compensation Table

                                     Annual Compensation   Long-term Compensation
                                     -------------------   -----------------------
                        Fiscal       Salary/               Stock
Name                    Year         Fees          Bonus   Awards (#)      Options(#)
                                     -------------------------------------------------
Patrick Herda(1)        2005         $53,263(1)      -0-     -0-               -0-
John Dempsey(2)         2005         $21,500(2)      -0-     -0-               -0-
John Powers             2005           -0-           -0-     -0-              250,000(3)
Jack Young              2005           -0-           -0-     -0-               -0-

(1) Patrick Herda as the President has an annual base salary of $150,000, however only $53,263 was paid, the balance was accrued. As of December 31, 2005, Mr. Herda's accrued unpaid compensation was $542,987. As of January 1, 2006, Mr. Herda has an annual base salary of $110,000.

(2) John Dempsey, a vice-president, has an annual base salary of $120,000. During the year ended December 31, 2005, Mr. Dempsey was paid $21,500 of his salary and the unpaid balance is accruing as a corporate obligation. As of December 31, 2005, Mr. Dempsey's accrued unpaid compensation was $367,132.

(3) On July 22, 2005, we issued John Powers, a company officer and director, 250,000 common stock options. The options are immediately exercisable at Ten ($0.10) Cents per share. The option expires on July 22, 2007. This option grant was valued as $162,500 and charged to executive compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2005. Beneficial Ownership of more than 5% based on 43,965,863 common shares.

Beneficial Ownership of 5%.

(a) Our stock transfer agency records do not list any shareholders owning five percent or more of our common stock.

(b) Security Ownership of Management. Based on 43,965,863 shares as set forth in
(a) above as of December 31, 2005.


Table 2.
(1)                       (2)                        (3)                                (4)
Title of Class            Name and Address           Amount and Nature          Percent of
                                                                                Class
Common Stock
John Dempsey              5505 Connecticut Ave NW                50,000                 0.11%
                          Suite 191
                          Washington, DC 20015

Patrick Herda             5505 Connecticut Ave NW             1,000,000(1)              2.27%
                          Suite 191
                          Washington, DC 20015

John Powers               5505 Connecticut Ave NW               270,000(2)              0.61%
                          Suite 191
                          Washington, DC 20015

Jack Young                5505 Connecticut Ave NW                -0-                    0.0%
                          Suite 191
                          Washington, DC 20015

         Total                                                1,320,000                 3.0%


(1) Mr. Herda transferred 1,000,000 shares to H Holdings, LLC., in connection with an outstanding loan obligation on February 26, 2006.

(2) Represents 20,000 common shares and 250,000 common stock options.

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

         On July 22, 2005, we issued John Powers, a company officer and director, 250,000 common stock options. The options are immediately exercisable at Ten ($0.10) Cents per share. The option expires on July 22, 2007. We valued the option grant at $162,500.

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

(d) Transactions with Promoters. None.


Item 13. Exhibits

         (a) Exhibits

         *3.1 Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001 changing corporate name to Nuclear Solutions, Inc.

         *3.2     Articles of Incorporation of Stock Watch Man, Inc.

         *3.3     Bylaws of Nuclear Solutions, aka, Stock Watch Man, Inc.

         *20.1    Code of Ethical Conduct

         21       List of subsidiaries

         23.1     Consent of Russell Bedford Stefanou Mirchandani LLP

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

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.

* Previously filed.

Item 14. Principal Accounting Fees and Services.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant during 2004 and 2005, Russell Bedford Stefanou Mirchandani, LLP as our auditor for our fiscal year ending December 31, 2004.

                                    Year End 12-31-04         Year End 12-31-05
                                    -----------------         -----------------

Audit Fees                               $7,500                    $ 40,000
Audit-related Fees                         -0-                         -0-
Tax Fees                                   -0-                         -0-
All other fees                            $5,000                       -0-
Total Fees                               $12,500                   $ 40,000


AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

To our knowledge, the Company's principal accountant during 2005 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: ______________, 2006


Nuclear Solutions, Inc.

By: Patrick Herda
Title: President, CEO, CFO, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                              __________, 2006
------------------------------
By: Patrick Herda
Title:President, CEO, CFO, Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2005 AND 2004





                             NUCLEAR SOLUTIONS, INC.

                             NUCLEAR SOLUTIONS, INC.

                          Index to Financial Statements



                                                                       Page No.
Report of Registered Independent Certified Public
   Accounting Firm                                                       F-3
Consolidated Balance Sheet at December 31, 2005                          F-4
Consolidated Statements of Losses for the years ended
   December 31, 2005 and 2004                                            F-5
Consolidated Statements of Deficiency in Stockholders'
   Equity for the two years ended December 31, 2005                   F-6 to F-7
Consolidated Statements of Cash Flows for the years
   ended December 31, 2005 and 2004                                      F-8
Notes to Consolidated Financial Statements                           F-9 to F-21

                    RUSSELL BEDFORD Stefanou MIRCHANDANI LLP
                          Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTING FIRM


To the Board of Directors
Nuclear Solutions, Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Nuclear Solutions, Inc. and subsidiary (the "Company"), as of December 31, 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for each of the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                      /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          Russell Bedford Stefanou Mirchandani LLP
                          Certified Public Accountants



New York, NY
March 16, 2006

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                       2005
                                                                   ------------
ASSETS

Current assets:
  Cash                                                             $     22,696
  Accounts receivable, net of allowance of $0                            60,000
                                                                   ------------

Total current assets                                                     82,696

Property and equipment, net of accumulated
  depreciation of $15,906 (Note 5)                                       12,309

Other assets                                                              1,800
                                                                   ------------

Total assets                                                       $     96,805

                                                                   ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $  1,635,714
  Accrued executive compensation (Note 6)                             1,052,786
  Convertible notes payable - related parties
  (Notes 8 and 9)                                                        39,000
  Convertible notes payable - other (Note 8)                          1,033,135

                                                                   ------------
Total current liabilities                                             3,760,635
                                                                   ------------

Commitments and contingencies (Note 11)                                      --

Deficiency in stockholders' equity (Note 10)
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized, no shares
    issued and outstanding                                                   --
  Common stock, $0.0001 par value;
    100,000,000 shares authorized, 43,965,863 shares
    issued and outstanding                                                4,396
  Additional paid-in capital                                          8,228,657
  Deferred equity based expense                                        (363,890)
  Accumulated deficit                                               (11,532,993)
                                                                   ------------

Total deficiency in stockholders' equity                             (3,663,830)
                                                                   ------------
Total liabilities and deficiency in
stockholders' equity                                               $     96,805
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                             AND SUBSIDIARY COMPANY
                        CONSOLIDATED STATEMENT OF LOSSES



                                                 For the Year Ended December 31,
                                                      2005             2004
                                                 -------------    -------------
Revenue                                          $     302,500    $          --
                                                 -------------    -------------

Executive compensation                                 432,500          316,500
Consulting                                           2,917,791        1,321,376
Legal and professional fees                            551,565          379,300
General and administrative expenses                    104,817           55,910
Depreciation and amortization                            5,483            5,306
                                                 -------------    -------------
                                                     4,012,156        2,078,392
                                                 -------------    -------------

Loss from operations                                (3,709,656)      (2,078,392)

Other expenses
  Interest expense                                    (110,614)        (104,074)
  Finance costs                                        (60,000)        (206,000)
                                                 -------------    -------------

Loss before provision for income taxes              (3,880,269)      (2,388,466)

Provision for income taxes                                  --               --

Net loss                                         $  (3,880,269)   $  (2,388,466)
                                                 -------------    -------------

Basic and diluted loss per share                 $       (0.10)   $       (0.08)
                                                 =============    =============

Weighted average number of common shares
  outstanding, basic and diluted                    40,542,060       31,344,080
                                                 =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC
                             AND SUBSIDIARY COMPANY
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS" EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2005



                                                     Common Stock                 Additional
                                              Shares             Amount         Paid-In Capital
                                        ----------------    ----------------    ----------------
Balance, December 31, 2003                    28,441,211    $          2,844    $      3,294,207


Shares issued for services                     8,357,435                 836           1,390,960


Shares cancelled                                (200,000)                (20)            (27,380)


Adjust value                                          --                  --              (5,668)


Fair value attributed to warrants
  issued with debt                                    --                  --              60,000


Fair value attributed to warrants
  issued for services                                 --                  --              74,227


Deferred compensation                                 --                  --                  --


Amortization of deferred compensation                 --                  --                  --


Net loss                                              --                  --                  --
                                        ----------------    ----------------    ----------------

Balance December 31, 2004                     36,598,646    $          3,660    $      4,786,346




Shares issued for services                     4,402,940                 440           2,689,467


Beneficial conversion discount-
  convertible note and warrants                       --                  --              60,000


Amortization of deferred compensation                 --                  --                  --


Shares issued for accrued expenses             2,510,223                 251             463,189


Intrinsic value of options issued
  to a director                                       --                  --             162,500


Shares issued for payment of debt                454,054                  45              67,155


Net loss                                              --                  --                  --
                                        ----------------    ----------------    ----------------

Balance, December 31, 2005                    43,965,863    $          4,396    $      8,228,657
                                        ================    ================    ================

                                                                                Total Deficiency
                                        Deferred Equity       Accumulated       in Stockholders'
                                         Based Expense          Deficit             Equity
                                        ----------------    ----------------    ----------------
Balance, December 31, 2003              $       (235,332)   $     (5,264,258)   $     (2,202,539)


Shares issued for services                            --                  --           1,391,796


Shares cancelled                                      --                  --             (27,400)


Adjust value                                          --                  --              (5,668)


Fair value attributed to warrants
  issued with debt                                    --                  --              60,000


Fair value attributed to warrants
  issued for services                                 --                  --              74,227


Deferred compensation                           (866,418)                 --            (866,418)


Amortization of deferred compensation            716,463                  --             716,463


Net loss                                              --          (2,388,466)         (2,388,466)
                                        ----------------    ----------------    ----------------

Balance December 31, 2004               $       (385,287)   $     (7,652,724)   $     (3,248,005)



Shares issued for services                      (930,245)                 --           1,759,662


Beneficial conversion discount-
  convertible note and warrants                       --                  --              60,000


Amortization of deferred compensation            951,642                  --             951,642


Shares issued for accrued expenses                    --                  --             463,440


Intrinsic value of options issued
  to a director                                       --                  --             162,500


Shares issued for payment of debt                     --                  --              67,200


Net loss                                              --          (3,880,269)         (3,880,269)
                                        ----------------    ----------------    ----------------

Balance, December 31, 2005              $       (363,890)   $    (11,532,993)   $     (3,663,830)
                                        ================    ================    ================


The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   For the Year Ended December 31,
                                                                       2005              2004
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (3,880,269)   $  (2,388,466)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          5,483            5,306
  Amortization of debt discount - beneficial c
    onversion feature of convertible note and warrants                    60,000               --
  Financing cost attributable to warrants                                     --           60,000
  Stock and warrants issued for services                               3,337,244        1,316,069
  Stock cancelled                                                             --          (27,400)
  Other                                                                       --           (4,657)
Changes in operating assets and liabilities:
  Accounts receivable                                                    (60,000)              --
  Other assets                                                                --           (1,265)
  Accounts payable and accrued expenses                                  241,407          962,529
  Accrued executive compensation                                         195,236          104,300

Net cash (used in) provided by operating activities                     (100,899)          26,416
                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                         --           (2,347)
                                                                   -------------    -------------

Net cash used in investing activities                                         --           (2,347)
                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt                                                         (12,425)          (8,075)
Proceeds from issuance of debt                                            60,000           60,000

                                                                   -------------    -------------
Net cash provided by financing activities                                 47,575           51,925
                                                                   -------------    -------------

Net (decrease) increase in cash                                          (53,324)          75,994

Cash, beginning of period                                                 76,020               26
                                                                   -------------    -------------
Cash, end of period                                                $      22,696    $      76,020
                                                                   =============    =============

Supplemental disclosures:
Cash paid for:
  Interest                                                         $          --    $          --
  Income taxes                                                     $          --    $          --

Non-cash investing and financial activities:
Unamortized loan fees                                              $          --    $     146,000
Accrued interest converted to note payable                         $          --           79,635
Debt restructing                                                   $          --    $     973,135
Amortization of debt discount - beneficial conversion feature of
  convertible note and warrants                                    $      60,000    $          --
Payment of debt and interest with common stock                     $      67,200    $          --



The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. (the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. Prior to April 1, 2005 the Company was considered to be a development stage enterprise. During the second quarter of 2005, planned operations commenced and the Company began generating significant revenue.

Business Concentration

The Company did not have any sales during the year ended December 31, 2004. For the year ended December 31, 2005, sales to one major customer approximated $302,500 or 100% of total sales for the year. As of December 31, 2005, the balance of all accounts receivables was from one customer.

On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which had minimal operations through December 31, 2005.

The consolidated financial statements include the accounts of the Company and Future Fuels, Inc. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2005 or 2004.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2005 allowance for doubtful receivables was $0.

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

Intangible and Long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There was no of impairment expense related to acquired technology during the years ended December 31, 2005 or 2004.

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

Licensing fee income generally is being recognized ratably over the term of the license. The Company's management has determined that the collectibility and length of time to collect the remaining contracted price due from its licensee can not be reasonably assured. Accordingly, revenues will be recognized as collected.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the years ended December 31, 2005 or 2004.

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

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts payable and accrued expenses, settlement payable and notes payable approximate their fair value as of December 31, 2005 because of the relatively short-term maturity of these instruments.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2005 and 2004, the Company had 15,498,865 and 12,132,015 potentially dilutive securities.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Pro Forma Information

EMPLOYEE AND DIRECTOR COMMON SHARE PURCHASE OPTIONS--Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" has been determined as if the Company had accounted for those options under the fair value method. Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions:
(1) risk free interest rate of 3.75% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 103%; and (4) an expected life of the options of 1 year. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

                                                   FOR THE YEAR   FOR THE YEAR
                                                      ENDED           ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------
Net loss as reported ...........................   $ (3,880,269)   $ (2,388,466)

Current period expense calculated under APB 25 .        162,500              --


Stock compensation calculated under SFAS 123 ...       (163,953)             --
                                                   ------------    ------------

Pro forma net loss .............................   $ (3,881,722)   $ (2,388,466)
                                                   ============    ============

Basic and diluted historical loss per share ....   $      (0.09)   $      (0.08)

                                                   ============    ============
Pro forma basic and diluted loss per share .....   $      (0.09)   $      (0.08)
                                                   ============    ============

In December 2004, the FASB issued SFAS No.123 (revised 2004), " Share-Based Payment ". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.
  SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
  SFAS 123(R) replaces FASB Statement No. 123, " Accounting for Stock-Based Compensation ", and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees ". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.
 However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,880,269 and $2,388,466 during the years ended December 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $3,677,939 as of December 31, 2005. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.153, " Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ". The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to the company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), " Share-Based Payment ". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, " Accounting for Stock-Based Compensation ", and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees ". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

In December 2004 the FASB issued two Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (" SAB 107 "). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections " ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 " Accounting Changes " and SFAS No. 3, " Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 ". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company has evaluated the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $3,880,269 for the year ended December 31, 2005, a working capital deficiency of $3,677,940 and a stockholders' deficiency of $3,663,830. These factors raise substantial doubt about its ability to continue as a going concern.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:



U.S federal statutory                 (35.0%)
rate
Valuation                              35.0%
                                      -----
reserve
Total                                    --%
                                      =====



As of December 31, 2005, the Company has a net operating loss carry forward, subject to limitations of Section 382 of the Internal Revenue Code, as amended, as follows:



Year              Amount          Expiration
----              ------          ----------

  1997                  $830           2017
  1998                   $36           2018
  1999                $1,366           2019
  2000               $28,719           2020
  2001            $1,318,403           2021
  2002            $1,975,976           2022
  2003            $1,938,928           2023
  2004            $2,388,466           2024
  2005            $3,880,269           2025

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consists of the followings:


Office equipment                            $18,592
Computer equipment and software               7,173
Furniture and fixtures                        2,450
                                           --------
                                             28,215
Less: accumulated depreciation             (15,906)
                                           --------
Net property and equipment                  $12,309



Depreciation expense totaled $5,483 and $5,305 for the years ended December 31, 2005 and 2004, respectively.

NOTE 6 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667. As of December 31, 2005, no payments have been made and the balance is $142,667.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. As of December 31, 2005, the balance of accrued executive compensation was $542,986.

On January 23, 2002, the Company hired John Dempsey as the vice president whereby the Company is to pay Mr. Dempsey an annual base salary of $120,000. As of December 31, 2005, the amount accrued was $367,132 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

NOTE 7 - CONTINGENT LIABILITIES

On March 4, 2002, the Company entered into a Research and License Agreement with Industrial Mathematics, Ltd. (IIM) in exchange for $325,000. The initial payment due is $40,000 with nineteen monthly payments of $15,000. The expected term of the research is 12 - 15 months and if the project is delivered on time and is successful, then the Company will issue shares of its $0.0001 par value common stock valued at $100,000 based on the fair market value of the shares. IIM will receive royalties of 4% of net sales of the products. As of December 31, 2003, the contract was terminated and the Company has accrued a contingent liability of $200,000 at December 31, 2004.

During the years ended December 31, 2004, the Company accrued a total of $5,600 and $8,400 as contingent liabilities related to the lease agreement for office space.

As of December 31, 2005 the company no longer believes that there is any potential liability to either IIM or for the disputed lease agreement. Therefore the company has elected to write off the $214,000 by decreasing consulting fees by $200,000 and rent expenses by $14,000.

NOTE 8 - CONVERTIBLE DEBT

Notes payable at December 31, 2005 are as follows:

                                                                                      2005
Denise Barbato,  bearing  interest at 10% per year,  convertible into common
stock at $0.084 per share. The note is payable on January 8, 2005.              $    973,135
Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
convertible into common stock at $1.00 per share                                       4,000
International  Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share                                      15,000
Jackie Brown,  demand note payable to related party, non -interest  bearing,
convertible into common stock at $1.00 per share                                      20,000
Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
stock at a 50% discount to market                                                     60,000
                                                                                 -----------
Total notes payable                                                                1,072,135

Less: current portion                                                             (1,072,135)
                                                                                ------------
Balance notes payable (long term portion)                                       $         --
                                                                                ============

On January 8, 2004, the Company entered into a debt restructuring agreement with Denise Barbato (DB) whereby the agreement consolidated all of the notes payable with DMB Enterprises including accrued interest totaling $564,635 and the balance in the line of credit of $408,500 into one note totaling $973,135. The entire principal balance of $973,135 shall accrue interest at a simple annual interest rate of 10% per annum. Accrued interest at December 31, 2005 is $194,628. The agreement also states that the Company can borrow an additional $50,000 at DB's discretion. The repayment of the principal amount plus any accrued interest on the loan will be deferred until such time that the Company receives financing if no less than $2,000,000, or twelve months from the effective date of this agreement, whichever event occurs first. Within 15 days of the due date, the Company shall execute one of the following repayment options at their discretion:

1. The outstanding principal and accrued interest to date shall be converted into common stock at the 20 day moving average stock price ($0.084 per share), or

2. The outstanding and accrued interest to date shall paid in full with cash, or

3. Any combination of option 1 and 2 above.

The Company has issued to DB 2,000,000 shares of the Company's $0.0001 par value common stock as an incentive to enter into this debt restructuring agreement. The shares are valued at $146,000 which is based on the fair market value of the stock with a discount for lack of marketability. The incentive is recognized as a financing expense in 2004 and the shares were issued during 2005.

On October 5, 2004 the company executed a promissory note payable with Long Lane Capital for $60,000. The note is payable within 30 days of demand and carries a 12% per year interest rate. Upon default the holder will have the right to convert the unpaid principal balance, accrued expense and any related default costs to common stock as follows: At the option of the holder the conversion price will be (a) Fifty (50%) discount of the 20-day moving average stock price on October 5, 2004 per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between October 5, 2004 and the default date. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months. The Company has recorded a financing expense attributable to the warrants of $60,000. During October 2005, the Company issued 454,054 shares of common stock in settlement of the debt of $60,000, plus accrued interest of $7,200.

On February 25, 2005, the company executed a second promissory note payable with Long Lane Capital for $60,000. The note is payable within 30 days of demand and carries a 12% per year interest rate. Upon default the holder will have the right to convert the unpaid principal balance, accrued interest and any related default costs to common stock as follows: At the option of the holder the conversion price will be (a) Fifty (50%) discount of the 6-month moving average stock price for the period June 1 through December 31, 2004 which was $0.44, discounted 50% equals $ 0.22 per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between February 25, 2005 and the date notice of warrant exercise is given to the Corporation. As additional consideration, Nuclear Solutions, Inc. issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price for a period of 24 months. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $53,552 using the Black-Scholes option pricing model. This amount has been recorded as debt discount. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 215%, (3) risk-free interest rate of 4.9%, and
(4) expected life of 2 years. The Company has also recorded a beneficial conversion discount relating to the conversion feature of $6,448. The total discount of $60,000 has been charged to expense in 2005.


NOTE 9 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of December 31, 2005, the amount due is $4,000 in principal and $1,800 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2005, the amount due is $15,000 in principal and $6,125 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

On July 7, 2002, the Company executed a promissory note with Patrick Herda, vice president of business development, in the amount of $5,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. On July 11, 2002, the Company executed a promissory note with Mr. Herda in the amount of $18,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of Mr. Herda, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the years ended December 31, 2005 and 2004, the Company has paid $12,425 and $8,075, respectively, to Mr. Herda, and the notes were paid in full as of December 31, 2005.

NOTE 10 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2005, the Company has issued and outstanding 43,965,863 shares of common stock.

The Company amended its Articles of Incorporation on August 8, 2001 to increase its authorized common stock to 100,000,000 shares and to decrease its par value from $0.001 to $0.0001. The number of shares issued and outstanding has been retroactively restated to reflect the changes.

During 2005 the Company issued an aggregate of 4,402,940 shares of common stock, valued at $2,689,907, for consulting services.

During April 2005 the Company issued 2,510,223 shares as payment of expenses accrued at December 31, 2004 in the amount of $463,440.

In February, 2005, the Company issued a warrant to purchase 500,000 shares of common stock, as described in Note 8.

On July 22, 2005 the Company granted options to a director for the purchase of 250,000 shares of common stock. The options have an exercise price of $0.10 per share, are exercisable immediately and expire in three years. The Company has recorded an expense for the intrinsic value of the option at the date of grant of $162,500. The options have been valued at $163,953 using the Black-Scholes method at the date of grant of the options based on the following assumptions:
(1) risk free interest rate of 3.75% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 103%; and (4) an expected life of the options of 1 year.

During October 2005, the Company issued 454,054 shares of common stock in settlement of the debt of $60,000, plus accrued interest of $7,200.

During 2004, the Company issued 8,357,435 shares of common stock, valued at $1,391,796, for services. The stock issued was valued at $0.167 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

During 2004, the Company cancelled 200,000 shares of its common stock previously issued for services.

NOTE 11 - COMMITMENTS

November 3, 2005, FFI entered into a fifteen-year land lease with Venture II Associate, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-ethanol production facility in exchange for 1,000,000 shares of FFI common stock. When the facility commences operations FFI will pay Venture III $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-ethanol facility when the facility begins operations. The payment of the 1,000,00 shares of FFI common stock was deferred by venture III until June 1, 2006. For the Year ending December 31, 2005 and December 31, 2004 the company paid $56,095 and $12,636 in rent expense respectively.

NOTE 12 -OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2005:



                     Options and Warrants Outstanding & Exercisable

                            Weighted Average Weighed
                       Number        Remaining Contractual        Average
Exercise Prices     Outstanding           Life (Years)        Exercise Price
---------------     -----------           ------------        --------------

        $0.10           250,000                 2.50              $0.10
        $0.14           500,000                 0.75              $0.14
        $0.22           500,000                 1.17              $0.22
                      1,250,000                                   $0.16
                     ==========                                   =====


                                                Number of Shares    Weighted Average Exercise
                                                                             Price
                                                ----------------    -------------------------
Outstanding at January 1, 2004                                --    $                      --
  Granted                                                950,000                         0.33
  Exercised                                             (200,000)                        0.30
  Canceled or expired                                         --                           --
                                                ----------------    -------------------------
Outstanding at December 31, 2004                         750,000                         0.34
  Granted                                                750,000                         0.18
  Exercised                                                   --                           --
  Canceled or expired                                   (250,000)                        0.75
                                                ----------------    -------------------------
Outstanding at December 31, 2005                       1,250,000    $                    0.16
                                                ================    =========================


All warrants were exercisable at the date of grant. Of the 2004 warrants, 450,000 warrants were issued in connection with services and 500,000 were issued in connection with financing. The Company granted warrants to purchase 200,000 shares at $0.30 per share and 250,000 shares at $0.75 to a non-employee for consulting services in April and December 2004, respectively. The Company recognized $74,227 as an expense relating to these warrants for the year ended December 31, 2004. The Black-Scholes option pricing model was used to value the warrants based on the following assumptions: volatility of 190%, dividend rate of 0%, and risk free interest rate of 2.4%. The Company also granted warrants in connection with the Long Lane Capital note described in Note 8. The warrant was attributed a value of $60,000, based on the proceeds received in the transaction.

In February, 2005, in connection with the financing described in Note 8, the Company issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price of the note for a period of 24 months. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $53,552 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 215%,
(3) risk-free interest rate of 4.9%, and (4) expected life of 2 years.

On July 22, 2005 the Company granted options to a director for the purchase of 250,000 shares of common stock. The options have an exercise price of $0.10 per share, are exercisable immediately and expire in three years. The Company has recorded an expense for the intrinsic value of the option at the date of grant of $162,500. The options have been valued at $163,953 using the Black-Scholes method at the date of grant of the options based on the following assumptions:
(1) risk free interest rate of 3.75% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 103%; and (4) an expected life of the options of 1 year.

NOTE 13 - NON-QUALIFIED STOCK GRANT AND OPTION PLAN

The Company has adopted Non-Qualified Stock Grant and Option Plan. The Plan is administered by the Company's Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation.

On June 30, 2003, the Company adopted the 2003 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan was registered on a Form S-8 registration statement on July 28, 2003. On March 30 2004, the Company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,000,000 shares. The Plan was registered on a Form S-8 registration statement on March 30, 2004. The Company issued 5,000,000 shares to thirteen individual comprised of consultants, attorneys and others who provided services to Company during 2004. On November 10, 2004, the Company adopted the 2005 Non-Qualified Stock Grant and Option Plan. The Plan reserved 4,000,000 shares. The Plan was registered on a Form S-8 registration statement filed on November 16, 2004. The Company issued 2,071,601 shares to six individuals comprised of consultants, attorneys and others who provided services to the Company during 2004. On August 5, 2005, the Company adopted another 2005 Non-Qualified Stock Grant and Option Plan. The Plan reserved 5,500,000 shares. The Plan was registered on a Form S-8 registration statement filed on August 17, 2005.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005 the Company issued 1,866,711 shares of common stock valued at $1,340,660 for consulting services.

In January 2006 the company issued 2,000,000 shares valued at $168,000 as a partial payment for the January 8th debt consolidation agreement.

In April 2006 the company issued 309,545 shares to Long Lane capital valued at $68,100 as a payment for the February 2005 note plus accrued interest.

On January 10, 2006 the Company along with President Herda modified the March 15, 2005 licensing agreement with I.P. Technology Holding, Inc. Wherein IPTH's payment schedule was changed to bi-annual, all product placements by IPTH shall be co-branded with the Company, and 20% of IPTH payments may be used for executive compensation. Herda irrevocably assigned all deferred compensation owed by the Company to IPTH and Company guaranteed a minimum of $80,000 salary annually to Herda for the 2006 fiscal year.