Form 10QSB
period 2006-03-31
NUCLEAR SOLUTIONS INC
filed 2006-05-22
CIK 1116112

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


          5505 Connecticut Ave NW, Suite 191 Washington, DC 20015
         ----------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)


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

Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

As of March 31, 2006, the Company had 47,179,724 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [_] No [X]

Table of Contents

Item 1.   Financial Statements.............................................    3
          Balance Sheet (unaudited)........................................    3
          Statements of Operations (unaudited).............................    4
          Statements of Stockholders' Equity (unaudited)...................    5
          Statements of Cash Flows (unaudited).............................    6
          Notes to Financial Statements....................................    7

Item 2.   Management's Discussion and Analysis or Plan of
          Operation........................................................   11

Item 3.   Controls and Procedures..........................................   28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   30

Item 2.   Unregistered Sale of Equity Securities and
             Use of Proceeds...............................................   30

Item 3.   Defaults upon Senior Securities..................................   30

Item 4.   Submission of Matters to a Vote
          of Security Holders..............................................   30

Item 5.   Other Information................................................   30

Item 6.   Exhibits.........................................................   31

Signatures.................................................................   31

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  March
                                                                                   2006
                                                                               ------------
                                                                                (Unaudited)
ASSETS

Current assets:
      Cash                                                                     $      9,952
      Accounts receivable, net of allowance of $0                                    60,000
                                                                               ------------

Total current assets                                                                 69,952

Property and equipment, net of accumulated depreciation  of $17,266                  10,948

Other assets                                                                          1,800

                                                                               ------------
Total assets                                                                   $     82,700
                                                                               ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                    $  1,837,781
      Accrued executive compensation                                              1,018,002
      Convertible notes payable - related parties(Note 4&5)                          39,000
      Convertible notes payable - other, net of discount of $26,707 (Note 4)      1,047,428
                                                                               ------------

Total current liabilities                                                         3,942,211
                                                                               ------------


Commitments and contingencies

Deficiency in stockholders' equity (Note 5)
      Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, no shares issued and outstanding                                     --
      Common stock, $0.0001 par value; 100,000,000
        shares authorized, 47,179,724 shares
        issued and outstanding                                                        4,718
      Additional paid-in capital                                                  9,237,129
      Deferred equity based expense                                                (741,279)
      Accumulated deficit                                                       (12,360,079)
                                                                               ------------

Total (deficiency) in stockholders' equity                                       (3,859,511)

                                                                               ------------
Total liabilities and (Deficiency) in stockholders' equity                     $     82,700
                                                                               ============

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                             AND SUBSIDIARY COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                       2006             2005
                                                  ------------     ------------
Revenue                                                     --     $     40,416
                                                  ------------     ------------

Executive compensation                                  27,500           67,500
Consulting                                             574,798          682,973
Legal and professional fees                            165,200          106,930
General and administrative expenses                     26,948           27,584
Depreciation and amortization                            1,361            1,376
                                                  ------------     ------------
                                                       795,807          886,363
                                                  ------------     ------------

Loss from operations                                  (795,807)        (845,947)

Other Income(expenses)
     Interest expense                                  (31,279)         (27,203)
     Finance costs                                          --          (60,000)
                                                  ------------     ------------
Loss before provision for income taxes                (827,086)        (933,150)

Provision for income taxes                                  --               --
                                                  ------------     ------------
Net loss                                          $   (827,086)        (933,150)
                                                  ------------     ============


Basic and diluted loss per share                  $      (0.02)    $      (0.03)
                                                  ============     ============

Weighted average number of common shares
     outstanding, basic and diluted                 45,731,520       36,975,184
                                                  ============     ============

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC
                             AND SUBSIDIARY COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS" EQUITY
                FOR THE PERIOD JANUARY 1, 2004 TO MARCH 31, 2006
                                   (UNAUDITED)

                                                  Common Stock           Additional      Deferred                   Total Deficiency
                                          ---------------------------      Paid -         Equity      Accumulated   in Stockholders'
                                             Shares          Amount      In Capital    Based Expense    Deficit          Equity
                                          ------------   ------------   ------------   -------------  ------------  ----------------
Balance, December 31, 2003                  28,441,211          2,844      3,294,207       (235,332)  $ (5,264,258)    (2,202,539)

Shares issued for services                   8,357,435            836      1,390,960             --             --      1,391,796

Shares cancelled                              (200,000)           (20)       (27,380)            --             --        (27,400)

Adjust value                                        --             --         (5,668)            --             --         (5,668)

Fair value attributed to warrants issued
   with debt                                        --             --         60,000             --             --         60,000

Fair value attributed to warrants issued
   for services                                     --             --         74,227             --             --         74,227

Deferred compensation                               --             --             --       (866,418)            --       (866,418)

Amortization of deferred compensation               --             --             --        716,463             --        716,463

Net loss                                            --             --             --             --     (2,388,466)    (2,388,466)
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance December 31, 2004                   36,598,646          3,660      4,786,346       (385,287)    (7,652,724)    (3,248,005)



Shares issued for services                   4,402,940            440      2,689,467       (930,245)            --      1,759,662


Beneficial conversion discount-
  convertible note and warrants                     --             --         60,000             --             --         60,000

Amortization of deferred compensation               --             --             --        951,642             --        951,642

Shares issued for accrued expenses           2,510,223            251        463,189             --             --        463,440

Intrinsic value of options issued to a
  director                                          --             --        162,500             --             --        162,500

Shares issued for payment of debt              454,054             45         67,155             --             --         67,200

Net loss                                            --             --             --             --     (3,880,269)    (3,880,269)
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2005                  43,965,863          4,396      8,228,657       (363,890)   (11,532,993)    (3,663,830)

Shares issued for services                     345,437             35        278,330             --             --        278,364

Shares issued for accrued expenses             868,424             87        531,343             --             --        531,429

Shares issued for payment of debt            2,000,000            200        167,800             --             --        168,000

Beneficial conversion feature                       --             --         31,000             --             --         31,000

Deferred compensation                               --             --             --       (711,975)            --       (711,975)

Amortization of deferred compensation               --             --             --        334,586             --        334,586

Net loss                                                                                                  (827,086)      (827,086)
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2006                     47,179,724          4,718      9,237,129       (741,279)   (12,360,079)    (3,859,511)

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                       Three Months Ended March 31,
                                                                           2006           2005
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(827,086)     $(933,150)
Adjustments to reconcile net loss to net cash
   used in - operating activities:
    Depreciation and amortization                                           1,361          1,375
   convertible note and warrants                                            4,293             --
   Financing Cost attributable to warrants                                     --         60,000
   Stock and warrants issued for services                                 612,950        727,574
Changes in operating assets and liabilities:
  Accounts receivable                                                          --        (40,416)
  Accounts payable and accrued expenses                                   189,521         69,449
  Accrued executive compensation                                          (34,783)        63,500

                                                                        ---------      ---------

Net cash used in operating activities                                     (53,744)       (51,668)
                                                                        ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt                                                               --        (12,425)
Proceeds from issuance of debt                                             41,000         60,000
                                                                        ---------      ---------

Net cash provided by financing activities                                  41,000         47,575
                                                                        ---------      ---------

Net decrease in cash                                                      (12,744)        (4,093)

Cash, beginning of period                                                  22,696         76,020
                                                                        ---------      ---------

Cash, end of period                                                     $   9,952      $  71,927
                                                                        =========      =========

Supplemental disclosures:
Cash paid for:
  Interest                                                              $     --       $     --
  Income taxes                                                          $     --       $     --

Non-cash investing and financial activities:
Unamortized loan fees                                                   $     --       $     --
Accrued interest converted to note payable                              $     --       $     --
Debt restructing                                                        $     --       $     --
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants                                           $  4,293       $     --
Payment of debt and interest with common stock                          $168,000       $     --
Beneficial conversion discount                                          $ 31,000       $     --

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through March 31, 2006.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared by the Company in accordance with accounting principals generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended. The results of the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At March 31, 2006 and 2005, the Company had 14,168,705 and 14,572,059 potentially dilutive securities.

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

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

New Accounting Pronouncements

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset of servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain items in the 2005 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $827,086 for the three months ended March 31, 2006, a working capital deficiency of $3,872,259 at March 31, 2006 and a stockholders' deficiency of $3,859,511 at March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

Notes payable at March 31, 2006 and December 31, 2005 are as follows:

                                                                                        March 31,    December 31,
                                                                                          2006             2005
 Denise Barbato,  bearing interest at 10% per year, convertible into common stock
 at $0.084 per share. The note is payable on August 31, 2006                          $   973,135      $   973,135

 Denise Barbato,  bearing interest at 10% per year, convertible into common stock at $0.084 per share. The note is payable on August 31, 2006
 (net of discount of $26,707)                                                               4,293               --

 Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
 convertible into common stock at $1.00 per share                                           4,000            4,000

 International  Fission demand note payable to related party at 10% per year,
 convertible into common stock at $1.00 per share                                          15,000           15,000

 Jackie Brown,  demand note payable to related party, non -interest  bearing,
 convertible into common stock at $1.00 per share                                          20,000           20,000

 Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
 stock at a 50% discount to market                                                         60,000           60,000

 Long Lane  Capital  demand  note at 12 % per year                                         10,000               --
                                                                                      -----------      -----------
 Total notes payable                                                                    1,086,428        1,072,135
 Less: current portion                                                                 (1,086,428)      (1,072,135)
                                                                                      -----------      -----------
 Balance notes payable (long term portion)                                            $        --      $        --
                                                                                      ===========      ===========

During the three month period ending March 31, 2006, received $31,000 in connection with the January 8, 2004 debt consolidation agreement. Per the terms of the January 8, 2004 agreement, the funds are repayable at the rate of $0.084 per share and are due August 31, 2006. Since the notes are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $31,000, based on the proceeds received. The discount is being amortized over the term of the debt, through August 31, 2006.

During January, 2006, the Company received $10,000 from Long Lane Capital pursuant to a demand promissory note bearing interest at 12% per year.

NOTE 5 - STOCKHOLDER'S EQUITY

During the three months ended March 31, 2006 the Company issued an aggregate of 345,437 shares of common stock, valued at $278,364, for consulting services.

During the three months ended March 31, 2006 the Company issued 868,424 shares as payment of expenses accrued at December 31, 2005 in the amount of $531,429.

During January 2006 the Company issued 2,000,000 shares of common stock as payment of $168,000 of interest accrued to Denise Barbato per the terms of the January 8, 2004 debt consolidation agreement.

During the three months ended March 31, 2005 the Company issued an aggregate of 1,222,879 shares of common stock, valued at $804,750, for consulting services.

In February, 2005, the Company issued Long Lane Capital a warrant to purchase 500,000 shares of common stock in connection with a financing transaction. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $53,552 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 215%,(3) risk-free interest rate of 4.9%, and (4) expected life of 2 years. The Company recorded a financing expense attributable to the warrants and the beneficial conversion feature of $60,000.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three months ended March 31, 2006. That customer accounted for all of its accounts receivable at March 31, 2006.

NOTE 7 - SUBSEQUENT EVENTS

In April 2006 the company issued 309,545 shares to Long Lane capital valued at $68,100 as a payment for the February 2005 note plus accrued interest.

Subsequent to March 31, 2006 the Company issued 652,850 shares of common stock valued at $530,866 for consulting services.

On May 3, 2006 The company issued 1,000,000 shares of common stock to J.P. Turner persuant to an investment banking contract entered into between the parties on November 19, 2004. The shares were valued at $240,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENT NOTICE:

This quarterly report on Form 10-QSB and our future filings with the Securities and Exchange Commission contain many forward-looking statements, which involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, statements such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. These statements are intended to identify forward-looking statements within the meaning of the various securities acts. We wish to caution thereader that all forward-looking statements contained in this Form 10-QSB areonly estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

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

REVENUES

During the quarter ended March 31, 2006, we recognized revenues of $0 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $40,416 in revenues for the same period ended March 31, 2005.

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

Business Concentration

For the quarter ended March 31, 2006, the balance of all accounts receivables was from one customer.

OPERATING EXPENSES

Operating expenses for the period ended March 31, 2006 were $795,805 and compares to $886,363 for the same period ended March 31, 2005. Included in the quarter ended March 31, 2006 are 574,798 and $165,200 in expenses for consulting fees and legal fees respectively. This compares to $682,973 in consulting fees and $106,930 in legal fees for the quarter ended March 31, 2005.

During the quarter ended March 31, 2006 we incurred losses of $827,086. This compares to losses of $933,150 for the quarter ended March 31, 2005. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services. As a result of limited capital resources from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.

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

Liquidity and Capital Resources

As of March 31, 2006, we had a working capital deficit of $3,872,259. This compares to a working capital deficit of $3,411,798 as of March 31, 2005. As a result of our operating losses for the quarter ended March 31, 2006, we generated a cash flow deficit of $53,744 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $41,000 on proceeds from short-term notes payable for the quarter ended March 31, 2006.

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

From our inception through the period ended March 31, 2006, we have relied on the services of outside consultants for services and currently have one full time and one part time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

OUR TECHNOLOGIES:

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

      As of the end of the reporting period, March 31, 2006, and subsequent to the date of this report, we carried out evaluations, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of January 1, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 25, 2006, we issued Denise Barbato 2,000,000 shares valued at $146,000 for interest expense according to the terms of the January 8, 2004 debt consolidation agreement.

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

Dated: May 22, 2006.


                                        NUCLEAR SOLUTIONS, INC.


By: /s/Patrick Herda
   -----------------
   Patrick Herda
   Title: President, CEO, CFO