Form 10QSB
period 2006-06-30
NUCLEAR SOLUTIONS INC
filed 2006-08-21
CIK 1116112

U.S. Securities and Exchange
                       Commission Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2006

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

Yes |_| No |X|

As of June 30, 2006, the Company had 49,814,771 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

Table of Contents


Item 1.   Financial Statements.............................................    3
          Balance Sheet (unaudited)........................................    3
          Statements of Operations (unaudited).............................    4
          Statements of Stockholders' Equity (unaudited)...................    5
          Statements of Cash Flows (unaudited).............................    6
          Notes to Financial Statements....................................    7


Item 2.   Management's Discussion and Analysis or Plan of
          Operation........................................................   11


Item 3.   Controls and Procedures..........................................   25


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings................................................   27


Item 2.   Unregistered Sale of Equity Securities and
             Use of Proceeds...............................................   27


Item 3.   Defaults upon Senior Securities..................................   27

Item 4.   Submission of Matters to a Vote
          of Security Holders..............................................   27


Item 5.   Other Information................................................   27


Item 6.   Exhibits.........................................................   28

Signatures.................................................................   28

                          PART I-FINANCIAL INFORMATION

                   NUCLEAR SOLUTIONS ,INC
                   AND SUBSIDIARY COMPANY
            CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   June
                                                                                   2006
                                                                               ------------
                                                                                (Unaudited)
ASSETS

Current assets:
      Cash                                                                     $        873
                                                                               ------------

Total current assets                                                                    873

Property and equipment, net of accumulated depreciation
  of $18,606                                                                          9,609

Other assets                                                                          1,800

                                                                               ------------
Total assets                                                                   $     12,282
                                                                               ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                    $  1,636,164
      Accrued executive compensation                                              1,025,002
      Convertible notes payable - related parties(Note 4&5)                          39,000
      Convertible notes payable - other, net of discount of $10,823 (Note 4)      1,003,312
                                                                               ------------

Total current liabilities                                                         3,703,478
                                                                               ------------


Commitments and contingencies

Deficiency in stockholders' equity(Note 6)
      Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, no shares issued and outstanding                                     --
      Common stock, $0.0001 par value; 100,000,000
        shares authorized, 49,814,771 shares
        issued and outstanding                                                        4,982
      Additional paid-in capital                                                 10,622,332
      Deferred equity based expense                                                (716,693)
      Accumulated deficit                                                       (13,601,817)
                                                                               ------------

Total deficiency in stockholders' equity                                         (3,691,196)

                                                                               ------------
Total liabilities and deficiency in stockholders' equity                       $     12,282
                                                                               ============

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                             AND SUBSIDIARY COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (unaudited)

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                2006           2005            2006            2005
                                           ------------    ------------    ------------    ------------
Revenue                                    $     20,000    $    242,500    $     20,000    $    282,916
                                           ------------    ------------    ------------    ------------

Executive compensation                           27,500          67,500          55,000         135,000
Consulting                                      911,658         567,192       1,486,456       1,250,165
Legal and professional fees                     237,379          83,694         402,579         190,624
General and administrative expenses              41,800          23,696          68,748          51,281
Depreciation and amortization                     1,339           1,376           2,700           2,751
                                           ------------    ------------    ------------    ------------
                                              1,219,676         743,458       2,015,483       1,629,821
                                           ------------    ------------    ------------    ------------

Loss from operations                         (1,199,676)       (500,958)     (1,995,483)     (1,346,905)

Other Income(expenses)
     Interest expense                           (42,062)        (28,404)        (73,342)        (55,607)
     Finance costs                                   --              --              --         (60,000)
                                           ------------    ------------    ------------    ------------
Loss before provision for income taxes       (1,241,738)       (529,362)     (2,068,825)     (1,462,512)

Provision for income taxes                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Net loss                                   $ (1,241,738)       (529,362)   $ (2,068,825)     (1,462,512)
                                           ============    ============    ============    ============


Basic and diluted loss per share           $      (0.03)   $      (0.01)   $      (0.04)   $      (0.04)
                                           ============    ============    ============    ============

Weighted average number of common shares
     outstanding, basic and diluted          48,708,836      40,093,558      47,228,402      38,542,985
                                           ============    ============    ============    ============

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC
                             AND SUBSIDIARY COMPANY
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS" EQUITY
                 FOR THE PERIOD JANUARY 1, 2004 TO June 30, 2006



                                                                                                                           Total
                                                   Common Stock           Additional       Deferred                    Deficiency in
                                            ---------------------------    Paid - In        Equity      Accumulated    Stockholders'
                                               Shares          Amount       Capital      Based Expense    Deficit         Equity
                                            ------------   ------------   ------------   -------------  ------------   -------------
Balance, December 31, 2003                    28,441,211   $      2,844      3,294,207   $   (235,332)  $ (5,264,258)  $ (2,202,539)

Shares issued for services                     8,357,435            836      1,390,960             --                     1,391,796

Shares cancelled                                (200,000)           (20)       (27,380)                                     (27,400)

Adjust value                                          --             --         (5,668)                                      (5,668)

Fair value attributed to warrants issued
  with debt                                                                     60,000                                       60,000

Fair value attributed to warrants issued
  for services                                                                  74,227                                       74,227

Deferred compensation                                                                        (866,418)                     (866,418)

Amortization of deferred compensation                 --             --             --        716,463                       716,463

Net loss                                              --             --                                   (2,388,466)    (2,388,466)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance December 31, 2004                     36,598,646          3,660      4,786,346       (385,287)    (7,652,724)    (3,248,005)



Shares issued for services                     4,402,940            440      2,689,467       (930,245)            --      1,759,662


Beneficial conversion discount-
  convertible note and warrants                       --             --         60,000             --             --         60,000

Amortization of deferred compensation                 --             --             --        951,642             --        951,642

Shares issued for accrued expenses             2,510,223            251        463,189             --             --        463,440

Intrinsic value of options issued to
  a director                                                                   162,500                                      162,500

Shares issued for payment of debt                454,054             46         67,154                                       67,200

Net loss                                              --             --             --             --     (3,880,269)    (3,880,269)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2005                    43,965,863          4,397      8,228,656       (363,890)   (11,532,993)    (3,663,830)

Shares issued for services                       345,437             35        278,330                                      278,365

Shares issued for accrued expenses               868,424             87        531,343                                      531,430

Shares issued for payment of debt              2,000,000            200        167,800                                      168,000

Beneficial conversion feature                                                   31,000                                       31,000

Deferred compensation                                                                        (711,975)                     (711,975)

Amortization of deferred compensation                                                         334,586                       334,586

Net loss                                                                                                    (827,086)      (827,086)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2006                       47,179,724          4,719      9,237,128       (741,279)   (12,360,079)    (3,859,510)

Shares issued for services                     1,022,055            102        792,248                                      792,350

Shares issued for accrued expenses             1,303,447            130        524,885                                      525,015

Shares issued for payment of debt                309,545             31         68,070                                       68,101

Deferred compensation                                                                        (300,000)                     (300,000)

Amortization of deferred compensation                                                         324,586                       324,586

Net loss                                                                                                  (1,241,738)    (1,241,738)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2006                        49,814,771   $      4,982     10,622,331   $   (716,693)  $(13,601,817)  $ (3,691,196)

        The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended June 30,
                                                                          2006           2005
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(2,068,825)   $(1,462,512)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                           2,700          2,751
   Amortization of debt discount - beneficial conversion feature of
   convertible note and warrants                                           20,177             --
   Financing Cost attributable to warrants                                     --         60,000
   Stock and warrants issued for services                               1,729,887      1,144,945
Changes in operating assets and liabilities:
  Accounts receivable                                                      60,000       (182,916)
  Accounts payable and accrued expenses                                   221,020        224,536
  Accrued executive compensation                                          (27,783)       126,000

                                                                      -----------    -----------

Net cash used in operating activities                                     (62,824)       (87,196)
                                                                      -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in checks issued in excess of cash                                    --
Payments on debt                                                                         (12,425)
Proceeds from issuance of debt                                             41,000         60,000
Loan costs                                                                     --
                                                                      -----------    -----------

Net cash provided by financing activities                                  41,000         47,575
                                                                      -----------    -----------

Net increase in cash                                                      (21,824)       (39,621)

Cash, beginning of period                                                  22,696         76,020
                                                                      -----------    -----------

Cash, end of period                                                   $       872    $    36,399
                                                                      ===========    ===========

Supplemental disclosures:
Cash paid for:
  Interest                                                            $        --    $        --
  Income taxes                                                        $        --    $        --

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants                                              20,177    $        --
Payment of debt and interest with common stock                        $   236,100    $        --
Beneficial conversion dicount                                         $    31,000    $        --
Payment of accrued expenses with common stock                         $ 1,056,445    $        --

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through June 30, 2006.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principals generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended. The results of the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At June 30, 2006 and 2005, the Company had 14,159,848 and 15,094,192 potentially dilutive securities.

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

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $2,068,825 for the six months ended June 30, 2006, a working capital deficiency of $3,702,607 at June 30, 2006 and a stockholders' deficiency of $3,691,197 at June 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

Notes payable at June 30, 2006 and December 31, 2005 are as follows:

                                                                                        June 30,       December 31,
                                                                                          2006             2005
 Denise Barbato,  bearing interest at 10% per year, convertible into common stock
 at $0.084 per share. The note is payable on August 31, 2006                          $   973,135      $   973,135
 Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The note is payable on August 31, 2006
 (net of discount of $10,823)                                                              20,177               --
 Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
 convertible into common stock at $1.00 per share                                           4,000            4,000
 International  Fission demand note payable to related party at 10% per year,
 convertible into common stock at $1.00 per share                                          15,000           15,000
 Jackie Brown,  demand note payable to related party, non -interest  bearing,
 convertible into common stock at $1.00 per share                                          20,000           20,000
 Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
 stock at a 50% discount to market                                                             --           60,000
 Long Lane  Capital  demand  note at 12 % per year                                         10,000               --
                                                                                      -----------      -----------
 Total notes payable                                                                    1,042,312        1,072,135
 Less: current portion                                                                 (1,042,312)      (1,072,135)
                                                                                      -----------      -----------
 Balance notes payable (long term portion)                                            $        --      $        --
                                                                                      ===========      ===========

During the six month period ending June 30, 2006, the Company received advances from Denise Barbato in the amount of $31,000. The advances are convertible into common stock at the rate of $0.084 per share and are due August 31, 2006. Since the notes are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $31,000, based on the proceeds received. The discount is being amortized over the term of the debt, through August 31, 2006. Amortization of debt discount for the three and six month periods ended June 30, 2006was $15,884 and $20,177, respectively.

During February, 2006, the Company received $10,000 from Long Lane Capital pursuant to a demand promissory note bearing interest at 12% per year.

NOTE 5 - STOCKHOLDER'S EQUITY

During the six months ended June 30, 2006 the Company issued an aggregate of 1,367,492 shares of common stock, valued at 1,070,715 for consulting services.

During the six months ended June 30, 2006 the Company issued an aggregate of 2,171,871 shares as payment of expenses accrued at December 31, 2005 in the amount of $1,056,445.

During January 2006 the Company issued 2,000,000 shares of common stock as payment of $168,000 of interest accrued to Denise Barbato.

In April 2006 the company issued 309,545 shares to Long Lane capital valued at $68,100 as a payment for the February 2005 note of $60,000plus accrued interest of $8,100.

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


NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three and six months ended June 30, 2006.

NOTE 7 - SUBSEQUENT EVENTS

On July 12, 2006, The company entered into an Option Agreement to acquire certain real property located in Union County, Iowa. Fuel Frontiers paid $7,500 for the option to purchase approximately 110 acres. The option permits the purchase of the property for $824,550 Dollars. The option expires January 8, 2007.

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

During 2004, the company filed two U.S. patent applications for our (Tritiated Water Remediation) TWR technology that are currently pending; and to date, we have filed three U.S. patent applications for our Nuclear Weapons Detection Technology. Furthermore, the company expects to file additional patent applications in 2006 for our TWR technology, Nuclear Weapons Detection Technology, and our Nuclear Micro Battery Technology.

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

After careful evaluation, we determined that it would be in the company's best interest to indefinitely suspend work on the photonuclear reactor technology and any related or derivative projects. We evaluated potential market demand in light of current economic conditions and redirection of government resources to improving homeland security and those appropriated for military expenditures. We concluded that until the economic situation improves greatly, and the threat of homeland terrorism is sufficiently mitigated, and the country is no longer on a wartime stance, a new type of nuclear reactor technology would be extremely difficult to fund, develop, and build. As of April 5, 2004, we sent notice to Global Atomics Licensing, Ltd. (GALL), the licensor of the technology, and unilaterally terminated the license agreement which was originally executed on September 11, 2001. Currently no royalties or commissions are due to GALL.

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

OUR TECHNOLOGIES:

GRAVIMETRIC SHIELDED NUCLEAR MATERIAL/PORTABLE NUCLEAR WEAPON DETECTOR (Patents Pending)

We are developing a new and unique technology to be integrated into a passive primary portal system that would screen trucks and shipping containers in real time for the presence of shielded nuclear weapons useable materials such as Uranium (U-235) and Plutonium (Pu-239).

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

On March 15, 2005, we entered into a License Agreement with I.P. Technology Holding, Inc. (IPTH), a New Jersey corporation. We granted I.P. Technology a limited license for the right to the purchase and resell products based on our patent pending technology for the detection of shielded fissile nuclear materials to all non-federal police and fire agencies in the United States for the patent life of the technology.

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

Our nuclear micro battery technology relies on the application of tritiated amorphous silicon as a betavoltaic, thin-film, intrinsic energy conversion device. A betavoltaic battery is a nuclear battery that converts energy from beta particles released by a beta emitting radioactive source, such as tritium, into electrical power. Common semiconductor designs of betavoltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay (Lucent Technologies, Betabatt) or is illuminated by photons created when betas strike a phosphor (Trace Photonics, Inc.). These common betavoltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. Furthermore, another limitation of conventional betavoltaic batteries and P-N junction devices is the self-absorption of beta energy in the radioactive source itself. In order to reduce the self-absorption of beta energy we incorporate the radioactive isotope into the lattice of a semiconductor.

Tritiated amorphous silicon is a novel thin film material where a suitable radioisotope is bonded with silicon in the amorphous network or adjacent to it. Thin-film contact potential tritiated amorphous silicon cells have been built and operation verified by an independent laboratory.

We are aware of several types of nuclear batteries in development by organizations such as Lucent, The University of Wisconsin, and Trace Photonics, Inc. and Betabatt, Inc. While we believe that our technology is superior due to higher resistance to radiation degradation, our competitors have greater access to capital and resources.

The operation of our nuclear micro battery was proven by an independent lab. However it is still considered a development stage technology. We cannot guarantee that this technology will receive any additional patents or that the technology can be successfully commercialized.

Over the next 12 months we plan on raising capital in the amount of $500,000 to $1,000,000 to fund the development of our nuclear micro-battery technology. We also plan on funding a development program with Lawrence Livermore National Laboratory to build new battery prototypes intended for Micro-Electro-Mechanical Systems (MEMS) applications. We anticipate raising the money to fund this project through a combination of debt and equity financing.

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

During 2004 we filed two patent applications with the United States Patent and Trademark Office to secure the rights to the tritium remediation technology and the technology is now patent pending. IN 2005 these patent applications published and are still pending. Additionally in 2005 we filed 2 international patent applications based on our previously filed U.S. Patent Applications. Over the next 12 months we plan on developing this technology further and filing for additional patent protection. However, it is possible that we may choose not to file a patent application on the technology if it is determined to be contrary to the security interests of the United States. TWR technology is a development stage technology. We cannot guarantee that we will either receive any patents on the technology or that the technology can be successfully commercialized.

Over the next 12 months we plan on raising capital in the amount of approximately $500,000 to fund the further development and proof-of-principal demonstration of our tritiated water remediation technology. We anticipate raising the money to fund this project through a combination of debt and equity financing.

Progress in the development of our technologies has been slower than expected due to the lack of personnel and lack of working capital. We anticipate increasing staffing levels over the next 12 months. We estimate that with working capital of $2,000,000 dollars at least one of our technologies will be fully demonstrable and ready for commercial licensing within 18 months.

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

We intend to build our facilities with modular expansion capability to allow for increased future production and/or gasification of additional or diverse feedstock (waste materials). As of the date of this report, we are currently in negotiations for design engineering, procurement, construction, and production operations for our first facility in the planning stages at Toms River, NJ. As a matter of policy and our business model, we intend to outsource engineering, procurement, construction as well as daily facility management and operations of any future facilities to qualified providers.

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

On April 4, 2006, FFI retained the consulting services of ethanol expert Douglas Durante to provide information and data about the ethanol industry and advise us on the challenges and opportunities we face as we develop and pursue options for entering and supplying the ethanol market.

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

We intend to incorporate each of our proposed waste-to-ethanol conversion plants located at various domestic and international sites as totally owned and independent business entities. We made this decision based on the recommendation of a potential underwriter with which we are in negotiations to lead the placement of an $84 million tax-exempt bond offering.

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

In August 2006, we entered into an agreement with Access Capital Investment Group, Inc. to help secure working capital. Funding secured though this route is intended to help accelerate our synthetic ethanol production projects and other groundbreaking initiatives in bio-ethanol production that we are now pursuing as well.

In conjunction with our ongoing plans for ethanol synthesis from waste sources, we are also concurrently entering the business of bio-ethanol production. We intend to use a new implementation of a plasma hybrid approach to dry-mill production that has the potential to significantly lower production costs when compared to conventional fossil-fuel powered ethanol production facilities.

We are launching Liquidyne Fuels, Inc., another independent subsidiary, to manage our bio-ethanol production in this regard. Liquidyne Fuels plans to pursue the establishment of multiple ethanol plants domestically and internationally using a modified, potentially patentable and proprietary model for our fermentation-based ethanol production.

The establishment of Liquidyne Fuels coincides with a purchase option on a potential property site in Union County, Iowa to construct the first conventional ethanol production facility. We are currently developing the project and bringing together the necessary elements--including permits, corn/grain contracts and financing--to operate a proposed 50 million gallon per year conventional ethanol production facility at the site. We paid $7,500 for the option to purchase approximately 110 acres for $824,550. The option expires January 8, 2007.

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management team, Directors and key contractors. If we lost the services key members of management or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

REVENUES

During the quarter ended June 30, 2006, we recognized revenues of $20,000 resulting from our license sale to I.P. Technology Holding, Inc. This compares to 242,500 in revenues for the same period ended June 30, 2005.

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

Business Concentration

For the quarter ended June 30, 2006, the balance of all accounts receivables was from one customer.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2006 were $1,219,676 and compares to 743,458 for the same period ended June 30, 2005. Included in the quarter ended June 30, 2006 are 911,658 and 196,621 in expenses for consulting fees and legal fees respectively. This compares to $567,192 in consulting fees and $71,694 in legal fees for the quarter ended June 30, 2005.

During the quarter ended June 30, 2006 we incurred losses of 1,241,738. This compares to losses of 529,362 for the quarter ended June 30, 2005. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services. As a result of limited capital resources from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.

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

Liquidity and Capital Resources

As of June 30, 2006, we had a working capital deficit of $3,702,605. This compares to a working capital deficit of $3,522,413 as of June 30, 2005. As a result of our operating losses for the six-month period ended June 30, 2006, we generated a cash flow deficit of $62,824 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $41,000 on proceeds from short-term notes payable for the six-month period ended June 30, 2006.

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

From our inception through the period ended June 30, 2006, we have relied on the services of outside consultants for services and currently have one full time and one part time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

            Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings.

            The  Company  is  not  a  party  to  any  pending   material   legal
proceedings.


Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds.

During this quarter the Company offered and sold the following unregistered equity securities:

On April 11, 2006 the Company issued 309,545 shares to Long Lane Capital, Inc. valued at $68,100 as a payment in full for the outstanding principal and interest on the February 2005 promissory note.

On May 8, 2006, the Company issued 1,000,000 common shares in connection with a financial consulting agreement that was entered into on November 19, 2004 with J.P Turner and Company. At the time the services were valued at $240,000.

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


ITEM 5. OTHER INFORMATION.

            On July 12, 2006 we entered into an Option Agreement to acquire certain real property located in Union County, Iowa. We paid $7,500 for the option to purchase approximately 110 acres. The option permits the company to purchase the property for $824,550. The option expires January 8, 2007.

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

Dated: August 21, 2006.


                             NUCLEAR SOLUTIONS, INC.


By: /s/Patrick Herda
   -----------------
   Patrick Herda
   Title: President, CEO, CFO