Form 10QSB
period 2006-09-30
NUCLEAR SOLUTIONS INC
filed 2006-11-20
CIK 1116112

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

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

Yes [_] No [X]

As of September 30, 2006, the Company had 51,764,736 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [_] No [X]

Table of Contents

Item 1.   Financial Statements.............................................    3
          Condensed Consolidated Balance Sheet (unaudited).................    3
          Condensed Consolidated Statements of Operations (unaudited)......    4
          Condensed Consolidated Statements of Stockholders' Equity
          (unaudited)......................................................    5
          Condensed Consolidated Statements of Cash Flows (unaudited)......    6
          Condensed Consolidated Notes to Financial Statements (unaudited).    7

Item 2.   Management's Discussion and Analysis or Plan of Operation........   11

Item 3.   Controls and Procedures..........................................   23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   24

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.......   24

Item 3.   Defaults upon Senior Securities..................................   24

Item 4.   Submission of Matters to a Vote of Security Holders..............   24

Item 5.   Other Information................................................   24

Item 6.   Exhibits.........................................................   24

Signatures.................................................................   25

                          PART I-FINANCIAL INFORMATION

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  September 30,        December 31,
                                                                      2006                 2005
                                                                 --------------       --------------
                                                                   (Unaudited)
ASSETS

Current assets:
      Cash                                                       $      123,256       $       22,696
      Accounts receivable, net of allowance of $0                            --               60,000
                                                                 --------------       --------------

Total current assets                                                    123,256               82,696

Property and equipment, net of accumulated depreciation
  of $20,231 and $15,906 respectively                                    15,585               12,309

Other assets                                                              9,300                1,800
                                                                 --------------       --------------
Total assets                                                     $      148,141       $       96,805
                                                                 ==============       ==============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                      $    2,138,444       $    1,635,714
      Accrued executive compensation                                  1,028,697            1,052,786
      Convertible notes payable - related parties(Note 4)                39,000               39,000
      Convertible notes payable - other                               1,014,135            1,033,135
                                                                 --------------       --------------

Total current liabilities                                             4,220,276            3,760,635
                                                                 --------------       --------------

Commitments and contingencies

Deficiency in stockholders' equity(Note 5)
      Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, no shares issued and outstanding                         --                   --
      Common stock, $0.0001 par value; 100,000,000
        shares authorized, 51,764,736 and 43,965,863 shares
        issued and outstanding respectively                               5,177                4,396
      Additional paid-in capital                                     10,748,336            8,228,657
      Deferred equity based expense                                    (653,901)            (363,890)
      Accumulated deficit                                           (14,171,747)         (11,532,993)
                                                                 --------------       --------------

Total deficiency in stockholders' equity                             (4,072,135)          (3,663,830)
                                                                 --------------       --------------
Total liabilities and deficiency in stockholders' equity         $      148,141       $       96,805
                                                                 ==============       ==============

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                             AND SUBSIDIARY COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (unaudited)

                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                               2006            2005             2006            2005
                                           ------------    ------------     ------------    ------------
Revenue                                    $    203,000    $    242,500     $    223,000    $    525,416
                                           ------------    ------------     ------------    ------------

Executive compensation                           27,500         230,000           82,500         365,000
Consulting                                      492,385       1,078,506        1,978,841       2,328,672
Legal and professional fees                     187,032          46,578          589,611         237,202
General and administrative expenses              27,611          34,834           96,359          86,115
Depreciation and amortization                     1,626           1,371            4,326           4,122
                                                                     --                               --
                                           ------------    ------------     ------------    ------------
                                                736,154       1,391,289        2,751,637       3,021,111
                                           ------------    ------------     ------------    ------------

Loss from operations                           (533,154)     (1,148,789)      (2,528,637)     (2,495,695)

Other Income(expenses)
     Interest expense                           (36,775)        (28,404)        (110,117)        (84,010)
     Finance costs                                   --                               --         (60,000)
                                           ------------    ------------     ------------    ------------
Loss before provision for income taxes         (569,929)     (1,177,193)      (2,638,754)     (2,639,705)

Provision for income taxes                           --              --               --              --
                                           ------------    ------------     ------------    ------------
Net loss                                   $   (569,929)   $ (1,177,193)    $ (2,638,754)   $ (2,639,705)
                                           ------------    ============     ------------    ============

Basic and diluted loss per share           $      (0.01)   $      (0.03)    $      (0.05)   $      (0.07)
                                           ============    ============     ============    ============

Weighted average number of common shares
     outstanding, basic and diluted          50,242,564      41,420,324       48,244,164      39,512,638
                                           ============    ============     ============    ============

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC
                             AND SUBSIDIARY COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 2005 TO September 30, 2006
                                  (Unaudited)

                                                                                                                          Total
                                               Common Stock             Additional       Deferred                      Deficiency in
                                       ----------------------------     Paid - In      Equity Based    Accumulated     Stockholders'
                                          Shares          Amount         Capital         Expense          Deficit         Equity
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2005                 36,598,646    $      3,660    $  4,786,346    $   (385,287)   $ (7,652,724)   $ (3,248,005)

Shares issued for services                4,402,940             440       2,689,467        (930,245)             --       1,759,662

Beneficial conversion discount-
  convertible note and warrants                  --              --          60,000              --              --          60,000

Amortization of deferred compensation            --              --              --         951,642              --         951,642

Shares issued for accrued expenses        2,510,223             251         463,189              --              --         463,440

Intrinsic value of options issued to
  a director                                                                162,500                                          162,500

Shares issued for payment of debt           454,054              46          67,154                                           67,200

Net loss                                         --              --              --              --      (3,880,269)     (3,880,269)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2005               43,965,863           4,397       8,228,656        (363,890)    (11,532,993)     (3,663,830)

Shares issued for services                1,446,099             145       1,104,570              --              --       1,104,715

Shares issued for accrued expenses        2,171,871             217       1,056,228              --              --       1,056,445

Shares issued for payment of debt         3,109,545             311         302,989              --              --         303,300

Stock issued upon exercise of options       250,000              25          24,975                                          25,000

Stock issued upon cashless exercise
  of  warants                               821,358              82             (82)                                             --

Beneficial conversion feature                    --              --          31,000              --              --          31,000

Deferred compensation                            --              --              --      (1,275,975)             --      (1,275,975)

Amortization of deferred compensation            --              --              --         985,964              --         985,964

Net loss                                                                                                 (2,638,754)     (2,638,754)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2006              51,764,736    $      5,177    $ 10,748,336    $   (653,901)   $(14,171,747)   $ (4,072,135)

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS ,INC
                             AND SUBSIDIARY COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                     Nine Months Ended September 30,
                                                                          2006            2005
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (2,638,754)   $ (2,639,705)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                             4,326           4,122
   Amortization of debt discount - beneficial conversion feature of             --
   convertible note and warrants                                            31,000              --
   Financing Cost attributable to warrants                                      --          60,000
   Stock and warrants issued for services                                2,090,678       2,584,801
Changes in operating assets and liabilities:
   Accounts receivable                                                      60,000        (282,916)
   Other Assets                                                             (7,500)
   Accounts payable and accrued expenses                                   526,500          88,602
   Accrued executive compensation                                          (24,088)        143,838
                                                                      ------------    ------------

Net cash provided by (used in) operating activities                         42,162         (41,258)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (7,602)             --
                                                                      ------------    ------------

Net cash used in investing activities                                       (7,602)             --
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt                                                                --         (12,426)
Proceeds from issuance of debt                                              41,000          60,000
Proceeds from sale of common stock                                          25,000              --
                                                                      ------------    ------------

Net cash provided by financing activities                                   66,000          47,574
                                                                      ------------    ------------

Net increase in cash                                                       100,560           6,316

Cash, beginning of period                                                   22,696          76,020
                                                                      ------------    ------------

Cash, end of period                                                   $    123,256    $     82,336
                                                                      ============    ============

Supplemental disclosures:
Cash paid for:
  Interest                                                            $         --    $         --
  Income taxes                                                        $         --    $         --

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants                                         $     31,000    $         --
Payment of debt and interest with common stock                        $    303,300    $         --
Beneficial conversion discount                                        $     31,000    $     60,000
Payment of accrued expenses with common stock                         $  1,024,366    $         --

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)

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

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through September 30, 2006.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which had no activity through September 30, 2006.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principals generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended. The results of the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At September 30, 2006 and 2005, the Company had 12,409,172 and 15,171,559 potentially dilutive securities.

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

 New Accounting Pronouncements

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN
48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

Reclassifications

Certain items in the 2005 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $2,638,754 for the nine months ended September 30, 2006, a working capital deficiency of $4,097,020 at September 30, 2006 and a stockholders' deficiency of $4,072,135 at September 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

Notes payable at September 30, 2006 and December 31, 2005 are as follows:

                                                                                   September 30,   December 31,
                                                                                       2006            2005
                                                                                   (unaudited)
Denise Barbato,  bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The note is payable on January 31, 2007                       $    973,135    $    973,135
Denise Barbato,  bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The note is payable on January 31, 2007                             31,000              --
Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
convertible into common stock at $1.00 per share                                          4,000           4,000
International  Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share                                         15,000          15,000
Jackie Brown,  demand note payable to related party, non -interest  bearing,
convertible into common stock at $1.00 per share                                         20,000          20,000
Long Lane  Capital  demand  note at 12 % per year,  convertible  into common
stock at a 50% discount to market                                                            --          60,000
Long Lane  Capital  demand  note at 12 % per year                                        10,000              --
                                                                                   ------------    ------------
Total notes payable                                                                   1,053,135       1,072,135
Less: current portion                                                                (1,053,135)     (1,072,135)
                                                                                   ------------    ------------
Balance notes payable (long term portion)                                          $         --    $         --
                                                                                   ============    ============

In March 31, 2006 the Company received advances from Denise Barbato in the amount of $31,000. The advances are convertible into common stock at the rate of $0.084 per share and are due January 31, 2007. Since the notes are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $31,000, based on the proceeds received. The discount is being amortized over the term of the debt, through August 31, 2006. Amortization of debt discount for the three and nine month periods ended September 30, 2006 was $10,822 and $31,000, respectively.

In April 2006 the company issued 309,545 shares to Long Lane capital valued at $68,100 as a payment for the February 2005 note of $60,000 plus accrued interest of $8,100.

During February, 2006, the Company received $10,000 from Long Lane Capital pursuant to a demand promissory note bearing interest at 12% per year.

NOTE 5 - STOCKHOLDER'S EQUITY

During the nine months ended September 30, 2006 the Company issued an aggregate of 1,446,099 shares of common stock, valued at 1,104,715 for consulting services.

During the nine months ended September 30, 2006 the Company issued an aggregate of 2,171,871 shares as payment of expenses accrued at December 31, 2005 in the amount of $1,056,445.

During January 2006 the Company issued 2,000,000 shares of common stock as payment of $168,000 of interest accrued to Denise Barbato.

In April 2006 the company issued 309,545 shares to Long Lane capital valued at $68,100 as a payment for the February 2005 note of $60,000 plus accrued interest of $8,100.

During September 2006 the Company issued 800,000 shares of common stock as payment of $67,200 of interest accrued to Denise Barbato.

During April 2005 the Company issued 2,514,723 shares as payment of expenses accrued at December 31, 2004 in the amount of $467,940.

In February, 2005, the Company issued Long Lane Capital a warrant to purchase 500,000 shares of common stock in connection with a financing transaction. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $53,552 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 215%,(3) risk-free interest rate of 4.9%, and (4) expected life of 2 years. The Company recorded a financing expense attributable to the warrants and the beneficial conversion feature of $60,000. On August 30, 2006, Long Lane Capital, Inc. exercised its two Common Stock Warrants, aggregating 1,000,000 shares, under the cashless exercise provisions of the Common Stock Warrant Agreements dated October 5, 2004 and February 26, 2005 and received 428,155 and 393,203 shares respectively.

During the quarter ended September 30, 2006 the Company received $25,000 and issued 250,000 shares of common stock upon the exercise of options.

As a result of the above exercises, there are no outstanding options or warrants at September 30, 2006

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three and nine months ended September 30, 2006.

NOTE 7 - SUBSEQUENT EVENTS

On October 1, 2006 the company signed a two year contract with an individual for business consulting services. The company agreed to pay him a signing bonus of 100,000 shares valued at $84,000 and $150,000 dollars worth of common stock per year payable on a quarterly basis.

On October 4, 2006, the company issued Denise Barbato 1,000,000 shares valued at $84,000 for interest expense and principal repayment according to the terms of the January 8, 2004 debt consolidation agreement.

On October 10, 2006 the company appointed Ken Faith as a CFO. The board authorized the issuance of 75,000 shares as a signing bonus. The shares were restricted and valued at a 20 % discount to the 200 day moving average of the stock on October 10, 2006 of 1.08 for a per share value of .84 cents, the total value is $63,000. The shares are currently unissued.

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

In November 2006, we received notification from the United States Patent and Trademark Office that our application to revive patent number 6,118,204 was successfully processed and is enforceable. One of the three nuclear micro-battery patents that we hold a license option for (Pat. Nos. 5,087,533) expired as a result of non-payment of patent maintenance fees by the prior assignee; however, the company has engaged the law firm of Greenberg and Lieberman, P.C. to make application for the revival of those patents and has paid all outstanding maintenance fees. The patent revivals are currently in process and we anticipate receiving further information from the USPTO within the next twelve months. We are currently developing the next generation of nuclear micro-battery technology that could render the previous patents obsolete. However, the reinstatement of the expired patents could offer an additional opportunity to block our competition from this market.

Subsequent to entering the licensing option agreement in November of 2003, we began efforts to form development partnerships to assist in the development of and to secure government funding for this technology. We have initiated the process of forming a teaming arrangement with Lawrence Livermore National Laboratories to further develop this technology. Previously, we anticipated finalizing a teaming relationship with Lawrence Livermore National Laboratories in 2005. This was not accomplished, due to lack of working capital to fund this development program in 2006. Management anticipates funding and launching this teaming relationship in 2007.

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

Entering the Renewable Fuels Sector with Fuel Frontiers, Inc. and Liquidyne Fuels, Inc.

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

Due to the business model differences between the parent company Nuclear Solutions, Inc. and its subsidiary Fuel Frontiers, Inc., management anticipates establishing an exploratory committee to periodically evaluate if and when business conditions warrant a formal spin-off of FFI as a separately registered public entity. It is anticipated that the key criteria which will be used to make this determination may include; facilitating access to capital in a manner consistent and suitable for the company's specific business environment, allowing for a clearer assessment of each company's respective financial performance, encouragement of separate corporate cultures, increased management independence with specialized focus towards core business operations and the potential for establishing equity-based employee incentive programs linked directly and independently to the employees respective employer. As of the date of this report, management anticipates retaining outside legal and financial expertise within 60 days to determine the most appropriate and expeditious route to accomplish a spin-off of its subsidiary, Fuel Frontiers, Inc.

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

FFI committed to a fifteen-year lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-ethanol production facility in exchange for 1,000,000 shares of FFI common stock, deferred until December 31, 2006. When the facility commences ethanol production, the company agrees to pay rent of $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit.

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

On November 9, 2005, FFI received preliminary approval for $84 million in tax-exempt bond financing by the New Jersey Economic Development Authority. After the statutory ten-day review period by the Governor's office, the preliminary bond approval was fully executed and officially adopted by the state of New Jersey on December 5, 2005. The official resolution approval enables FFI to proceed with a number of due diligence steps--including the bond rating, underwriting, and placement process--necessary to secure the funds. The tax-exempt bonds will be used for the design, construction, and initial start-up operations of the first-of-its-kind 52 million gallon waste-to-ethanol production facility located in Toms River, New Jersey. We are currently negotiating with a potential agent to underwrite the $84 million dollar bond preliminary authorization from the State of New Jersey. The company will be required to put forth an estimated $2 million dollars worth of capital during the bond underwriting process. As of the date of this report, we are finalizing an arrangement whereby Denise Barbato, a shareholder and creditor, will agree to supply the collateral for the bond underwriting process in exchange for 1% of the net profits from the Dover Township facility when operational.

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

In conjunction with our ongoing plans for ethanol synthesis from waste sources, we are also concurrently entering the business of bio-ethanol production. We intend to use a new implementation of a waste-to-energy plasma converter based hybrid approach to dry-mill production that has the potential to significantly lower production costs when compared to conventional fossil-fuel powered ethanol production facilities.

In August 2006 we launched Liquidyne Fuels, Inc., another independent subsidiary, to establish multiple bioethanol plants using Startech Environmental Corporations's Plasma Converter technology as part of a waste-to-energy hybrid approach for bioethanol production. The Liquidyne Fuels business model could virtually eliminate the use of fossil fuels such as natural gas and coal that are normally consumed during the production of conventional fermentation-based ethanol. Liquidyne Fuels plans to pursue the establishment of multiple ethanol plants domestically and internationally using a modified, potentially patentable and proprietary model for our fermentation-based ethanol production.

This approach to bioethanol production is being pursued concurrently and in conjunction with Nuclear Solutions' and Fuel Frontiers' ongoing plans for waste-to-ethanol synthesis facilities. Liquidyne Fuels intends to locate new bioethanol production facilities domestically and internationally, with initial focus on the east and west coasts of the United States

The establishment of Liquidyne Fuels coincides with a purchase option on a potential property site in Union County, Iowa to construct the first conventional ethanol production facility. We are currently developing the project and bringing together the necessary elements--including permits, corn/grain contracts and financing--to operate a proposed 50 million gallon per year conventional ethanol production facility at the site. IN August 2006, We paid $7,500 for the option to purchase approximately 110 acres for $824,550. The option expires January 8, 2007.

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

Plan of Operation

We will need to raise additional money to fund our operations. We intend to usedebt, equity or a combination thereof to fund this project. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring the technology to the marketplace.

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

REVENUES

During the quarter ended September 30, 2006, we recognized revenues of $203,000 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $242,500 in revenues for the same period ended September 30, 2005.

On March 15, 2005, we entered into a License Agreement with I.P. TechnologyHolding, Inc.(IPTH), a New Jersey corporation. We granted I.P. Technology a limited license for the right to the purchase and resell products based on our patent pending technology for the detection of shielded fissile nuclear materials to all non-federal police and fire agencies in the United States for the patent life of the technology.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

REVENUES: The Company reported revenues of $223,000 for the nine months ended September 30, 2006 as compared with revenues from continuing operations of $525,416 for the nine months ended September 30, 2005. The decrease in revenues resulted from a reduction in licensing revenues received from our technology licensor customer as a result of a modification of our license agreement.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $3,165,121 for the nine months ended September 30, 2005 to $2,861,754 for the nine months ended September 30, 2006. The principal reason for this amount of decrease was due to a decrease in executive compensation and consulting fees.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $3,021,111 for the nine months ended September 30, 2005 to $2,751,637 for the nine months ended September 30, 2006. The principal reason for this amount of decrease was due to a decrease in executive compensation and consulting fees. Depreciation expense increased in the first nine months of 2006 versus the first nine months of 2005, increasing from $4,122 for the nine months ended September 30, 2005 to $ 4,326 for the nine months ended September 30, 2006 reflecting the purchase of additional office equipment.

INTEREST EXPENSE: Interest expense increased from $ 84,010 for the nine months ended September 30, 2005 to $ 110,117 for the nine months ended September 30, 2006 primarily as a result of increased debt.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses increased by $10,244 during the nine months ended September 30, 2006 to a total amount of $ 96,359 as compared $86,115 for the nine months ended September 30, 2005. This increase was due primarily to an increase in business activity associated with our subsidiaries.

NET LOSS: Net loss of ($2,639,705) for the nine months ended September 30, 2005 decreased to ($2,638,754) for the nine months ended September 30, 2006, for a decrease of $951.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005


REVENUES: The Company reported revenues of $203,000 for the three months ended September 30, 2006 as compared with revenues from continuing operations of $242,500 for the three months ended September 30, 2005. The decrease in revenues resulted from a reduction in licensing revenues received from our technology licensor customer as a result of a modification of our license agreement.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $1,419,693 for the three months ended September 30, 2005 to $772,929 for the three months ended September 30, 2006. The principal reason for this amount of decrease was due to a decrease in executive compensation and consulting fees.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $1,391,289 for the three months ended September 30, 2005 to $736,154 for the same period in 2006. The principal reason for this amount of decrease was due to a decrease in executive compensation and consulting expenses. Depreciation expense increased in the quarter ended September 30, 2006 versus the quarter ended September 30, 2005, increasing from $1,371 for the three months ended September 30, 2005 to $1,626 for the three months ended September 30, 2006 reflecting the purchase of additional office equipment.

INTEREST EXPENSE: Interest expense increased from $28,404 for the three months ended September 30, 2005 to $36,775 for the three months ended September 30, 2006 primarily as a result of increased debt.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative Expenses decreased by $7,223 during the three months ended September 30, 2006 to a total amount of $27,611 as compared to $34,834 for the three months ended September 30, 2005. This decrease was primarily due to a decrease in general business expenses during the quarter associated with our subsidiaries.

NET LOSS: Net loss of ($1,177,193) for the three months ended September 30, 2005 decreased to ($569,929) for the three months ended September 30, 2006, for an decrease of $607,264. The principal reason for this amount of decrease was due to a decrease in executive compensation and consulting expenses.

Business Concentration

For the quarter ended September 30, 2006, the balance of all accounts receivables was from one customer.

OPERATING EXPENSES

Operating expenses for the period ended September 30, 2006 were $2,751,637 and compares to $3,021,111 for the same period ended September 30, 2005. Included in the quarter ended September 30, 2006 are $492,385 and $179,525 in expenses for consulting fees and legal fees respectively. This compares to $1,078,506 in consulting fees and $58,153 in legal fees for the quarter ended September 30, 2005.

During the quarter ended September 30, 2006 we incurred losses of $569,929. This compares to losses of $1,177,193 for the quarter ended September 30, 2005. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services. As a result of limited capital resources from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.

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

Liquidity and Capital Resources

As of September 30, 2006, we had a working capital deficit of $4,097,020. This compares to a working capital deficit of $3,258,379 as of September 30, 2005. As a result of our operating losses for the quarter ended September 30, 2006, we generated cash flows of $42,162 from operating activities. Cash flows used in investing activities was $7,602 during the period. Cash flows provided by financing activities were $66,000 on proceeds from short-term notes payable and sale of common stock for the quarter ended September 30, 2006.

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

From our inception through the period ended September 30, 2006, we have relied on the services of outside consultants for services and currently have one full time and one part time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During this quarter the Company offered and sold the following unregistered equity securities:

On August 22, 2006, we issued John Powers 250,000 common shares in connection the exercise of his common stock option at Ten ($0.10) Cents per shares.

On August 30, 2006, Long Lane Capital, Inc. exercised its two Common Stock Warrants, aggregating 1,000,000 shares, under the cashless exercise provisions of the Common Stock Warrant Agreements dated October 5, 2004 and February 26, 2005 and purchased 428,155 and 393,203 shares respectively.

On September 14, 2006, and October 4, 2006 the company issued Denise Barbato 800,000 shares and 1,000,000 shares valued at $67,200 and $84,000 respectively for repayment of interest expense and principal repayment according to the terms of the January 8, 2004 debt consolidation agreement.

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

ITEM 5. OTHER INFORMATION.

         On July 12, 2006, our subsidiary, Fuel Frontiers, Inc., a Nevada corporation, entered into an Option Agreement to acquire certain real property located in Union County, Iowa. Fuel Frontiers paid $7,500 for the option to purchase approximately 110 acres. The option permits Fuel Frontiers to purchase the property for $824,550 Dollars. The option expires January 8, 2007.

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

Dated: November 20, 2006

NUCLEAR SOLUTIONS, INC.


By: /s/Patrick Herda
   -----------------
   Patrick Herda
   Title: President, CEO