Form 10KSB
period 2006-12-31
NUCLEAR SOLUTIONS INC
filed 2007-04-02
CIK 1116112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006.

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________

      Commission file number 000-31959


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer had operating revenues of $223,000 for the year ended December 31, 2006.

This report contains a total of 52 pages. The Exhibit Index appears on page 23.

As of March 27, 2007, there were 57,309,999 shares of the issuer's common stock outstanding.

The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $44,205,999 based on the average of the bid and ask price as quoted on the OTC Electronic Bulletin Board on March 27, 2007. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 27, 2007, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                             Nuclear Solutions, Inc.
                                   FORM 10-KSB
                                December 31, 2006

                                                                            Page

PART I......................................................................   1

ITEM 1.  Description of Business............................................   1

ITEM 2.  Description of Properties..........................................  14


ITEM 3.  Legal Proceedings..................................................  14

ITEM 4.  Submission of Matters to Vote of Security Holders..................  14

PART II.....................................................................  14

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities.....................  14

ITEM 6.  Management's Discussion and Analysis or Plan of Operation..........  15

ITEM 7.  Financial Statements...............................................  17

ITEM 8.  Changes In and Disagreements With Accounting and Financial
         Disclosure.........................................................  17

ITEM 8A. Controls and Procedures............................................  17

ITEM 8B. Other Information..................................................  18

PART III....................................................................  18

ITEM 9.  Directors, Executive Officers, Promoters, and Control
         Persons: Compliance with Section 16(a) of the Exchange Act.........  18

ITEM 10. Executive Compensation.............................................  21

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters........................................  22

ITEM 12. Certain Relationships and Related Transactions.....................  22

ITEM 13. Exhibits...........................................................  23

ITEM 14. Principal Accounting Fees and Services.............................  23

SIGNATURES..................................................................  25

EXHIBIT INDEX...............................................................  23

PART I

ITEM 1.  Description of Business.

                        FORWARD-LOOKING STATEMENT NOTICE:

This annual report on Form 10-KSB contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing fromthe assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

      (a) Our Corporate History.

The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc, an internet e-commerce company. We are a development stage company. On September 12, 2001,the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc. At that time, our primary business was the development of a new type of nuclear reactor technology. As of the date of this report, our business is now focused on commercial product technologies for homeland security and defense, nano-technolology applications, nuclear remediation and synthetic ethanol production.

      (b) Business of the Issuer.

Our Business:

Nuclear Solutions, Inc. is engaged in the research, development, and commercialization of innovative product technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop advanced product technologies to address emerging market opportunities in the fields of homeland security, nanotechnology, and nuclear remediation. The company, through its subsidiaries Fuel Frontiers, Inc. and Liquidyne fuels, Inc. is also engaged in the development of facilities to produce alternative fuels from waste materials and Bioethanol through conventional and commercially available fermentation processes.

The company operates its business by hiring technical expertise to develop innovative and emerging technologies that we believe have significant market potential. We strive to develop technologies identified as viable to the point that they may be licensed, joint-ventured or sold to an industrial or governmental entity, or otherwise commercialized. We do not maintain technical facilities or a laboratory of our own. Our business model is to utilize the technical facilities and capabilities of appropriate outside laboratories under contract to us when appropriate. By taking advantage of existing technology infrastructures, this preferred method of technology development reduces capital investment costs and the length of time required to develop technologies. This is especially important in light of the extensive requirements for the government approval and safe handling of nuclear materials. Any development efforts contemplated or planned that involve nuclear materials are intended to be carried out by an existing and already licensed scientific or technical facility through the establishment of a contractual relationship. This approach also mitigates the potential liability involved with the handling and use of nuclear materials. We have identified several facilities in the United States and abroad that have the capabilities we may require in the future. As an example, we may contract with or establish a teaming relationship with a U.S. national laboratory such as Los Alamos National Labs, Lawrence Livermore National Labs, or others that have a history and willingness to perform work under well-established contracting channels such as Cooperative Research and Development Agreements (CRADA) and Work for Others (WFO) agreements. Although we believe this is adequate for our development purposes and preferable in the case of nuclear material handling, we may choose to operate our own laboratory facility in the future, subject to available capital.

When a technology is deemed market ready, the company will offer it to potential customers for commercial licensing. As an example, after the successful prototype construction and operation of our shielded nuclear material detector, we will offer the sensor system to companies that have the appropriate experience to integrate the sensor into a working environment to meet the performance criteria as required by the end user. We do not intend to establish technology or product manufacturing operations of our own except in the case of our subsidiaries that are involved in the production of alternative and renewable fuels. Nor do we intend to establish extensive marketing and distribution operations of our own. Our business model as it relates to product technology development is centered on the sale and/or licensing of our technologies through strategic partnerships with companies that have established manufacturing, sales and marketing infrastructures. By way of example, companies that could be potential partners for our shielded nuclear material detection technology may be: Lockheed-Martin, General Atomics, Raytheon and other such companies. Currently we do not have any partnership agreements or material contracts with the aforementioned companies.

Our primary role, when developing a product technology, is to add value by initially developing and providing the enabling core intellectual property to our customers and partners. Typically, after licensing, we will remain involved as a consultant for the customer to ensure appropriate technology transfer to the customer and to assist with any improvements or modification that may be needed during the course of commercialization. This is a highly leveraged business model that is believed by management to offer the greatest advantages in terms of corporate flexibility, and reduced capital requirements compared to a traditional research and development operation. However, management is opportunistic and may consider adopting a production model if the right conditions are met. We will pursue all avenues that will lead to the commercialization of our technologies.

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

During 2004, the company filed two U.S. patent applications for our (Tritiated Water Remediation)TWR technology that are currently pending; and to date, we have filed three U.S. patent applications for our Nuclear Weapons Detection Technology. Furthermore, as time and resources allow, the company expects to file additional patent applications in 2007 for our TWR technology, Nuclear Weapons Detection Technology, and our Nuclear Micro Battery Technology.

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

During 2006 to present, we continued our strategic relationship with Multipartner, LLC, for consulting and developmental services in Europe; and as a result of this relationship, we now have access to offices in Rome, Italy. Our offices in Rome will serve as a base for our European operations from which we intend to market our technologies, explore technologies being developed in Europe, and utilize European technical resources for technology development where applicable.

We have access to technical and scientific personnel in Russia consisting of approximately Twenty-four selected scientists from a wide spectrum of disciplines and areas of expertise. The prominent scientists come from organizations such as the Russian Academy of Sciences, the Russian Defense Industrial complex, and private and state owned R&D companies. The advisory board was established to assist us by exploring and presenting technology and developmental opportunities within the Russian scientific establishment. The scientists have agreed to remain in standby mode until presented with a specific Project. The terms and conditions of a contractual consulting arrangement with a selected scientist or group of scientists will be negotiated at that time. Currently, do not have any formal engagements with individuals of our Russian Scientific Advisory Board. However, technologies related to the production of alternative and renewable fuels are currently being investigated in Russia.

Beginning in 2001, the company's business efforts focused solely on the development of a new nuclear reactor system that was intended to remediate certain nuclear waste. The system was called the photo-nuclear reactor system and is discussed in depth in the company's prior annual reports. In 2004,after careful evaluation, we determined that it would be in the company's best interest to indefinitely suspend work on the photonuclear reactor technology and any related or derivative projects. We evaluated potential market demand in light of current economic conditions and redirection of government resources to improving homeland security and those appropriated for military expenditures. We concluded that until the economic situation improves greatly, and the threat of homeland terrorism is sufficiently mitigated, and the country is no longer on a wartime stance, a new type of nuclear reactor technology would be extremely difficult to fund, develop, and build. As of April 5, 2004, we sent notice to Global Atomics Licensing, Ltd.(GALL), the licensor of the technology, and unilaterally terminated the license agreement which was originally executed on September 11, 2001. Currently no royalties or commissions are due to GALL.

Beginning in 2004, based upon our evaluation, we refocused our business objectives in the previously mentioned areas of Homeland Security, specifically portable nuclear weapon and shielded nuclear material detection, Nanotechnology, specifically nuclear micro battery technology, and nuclear remediation, specifically tritiated water processing. In 2005, the company also entered the field of alternative and renewable fuel production. Over the next 12 months, we plan on raising working capital to fund development of these technological areas through private placements of debt or equity, using our common stock in lieu of cash, and applying for government grants, where appropriate.

Our significant assets include our technology license agreement with IP Technology Holding, Inc. Our portfolio of intellectual property which includes trade secrets and know-how in the areas of nuclear weapon detection via gravitational anomaly, detritiation of nuclear wastewater; and our license option agreement for nuclear micro battery technology covered by U.S. Patents Nos. 5,087,533; 6,118,204; 6,238,812, our fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey, as well as our contractual relationship with our technical consultant Boris Muchnik.

NUCLEAR TECHNOLOGIES:

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

Over the next 12 months, subject to available resources, our development plan for our gravimetric nuclear material detector is as follows:

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

Two of the three nuclear micro-battery patents the we hold a license option for(Pat. Nos. 5,087,533; and 6,118,204) have expired as a result of non-payment of patent maintenance fees by the prior assignee; however, the company has engaged the law firm of Greenberg and Lieberman, P.C. to make application for the revival of those patents and has paid all outstanding maintenance fees. The patent revivals are currently in process and we anticipate receiving further information from the USPTO within the next twelve months. We are currently developing the next generation of nuclear micro-battery technology that could render the previous patents obsolete. However, the reinstatement of the expired patents could offer an additional opportunity to block our competition from this market.On Novemeber 3, 2006 we recived notice from the U.S. Patent and Trademark Office that Patent #6,118,204 was succesfully reinstated and is now fully enforcable.

Subsequent to entering the licensing option agreement in November of 2003, we began efforts to form development partnerships to assist in the development of and to secure government funding for this technology. We have initiated the process of forming a teaming arrangement with Lawrence Livermore National Laboratories to further develop this technology. Previously, we anticipated finalizing a teaming relationship with Lawrence Livermore National Laboratories in 2005. This was not accomplished, due to lack of working capital to fund this development program in 2005. Management anticipates funding and launching this teaming relationship within the next eighteen months, subject to availability of working capital.

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

The operation of our nuclear micro battery was proven by an independent lab. However, it is still considered a development stage technology. We cannot guarantee that this technology will receive any additional patents or that the technology can be successfully commercialized.

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

Production of Ultra-Clean Synthetic Fuels through our subsidiary Fuel Frontiers, Inc.

In 2005 the company entered the ultra-clean synthetic fuels business through a new subsidiary called Fuel Frontiers, Inc. (formerly known as Future Fuels, Inc.). The primary business of Fuel Frontiers, Inc. (FFI) is to plan, design, finance, construct, and operate multiple gas-to-liquid synthetic fuel synthesis facilities worldwide to transform virtually cost-free waste materials such as used tires, waste coal, solid and liquid municipal wastes, biomass, and other similar low-value societal refuse into high-value gas-to-liquid fuels such as ultra-clean diesel and synthetic ethanol.

We believe our approach to the production of ultra-clean synthetic fuels is differentiated by our business model and technical approach. Our business model focuses on the use of virtually cost free waste materials some of which are renewable, as opposed to other approaches which rely on purchasing feed stocks such as natural gas or coal. Our technical approach involves the use of a low-emission plasma processing system to convert the waste materials into synthesis gas which is then converted into a liquid fuel.

Currently, we are focusing our efforts in the proximity of the east and gulf coasts of the United States. Over the next twelve months, we anticipate expanding our project development efforts internationally as opportunities arise and as our capital and human resources permit.

We intend to build our facilities with modular expansion capability to allow for increased future production and/or gasification of additional or diverse feedstock (waste materials). As of the date of this report, we are currently in negotiations with Stone and Webster, LTD. Of Milton Keynes, England, a subsidiary of the Shaw Group to retain them for services such as design engineering, procurement, construction, and production operations for our renewable fuel projects currently in the planning stages. As a matter of policy and our business model, we intend to outsource engineering, procurement, construction as well as daily facility management and operations of any future facilities to qualified and experienced providers.

System Overview

The FFI approach for the production of ultra-clean diesel or synthetic ethanol occurs in two stages. In the first stage the feedstock material is fed into a plasma processing system such as the Startech Plasma Converter System (PCS) which transforms the feedstock material into synthesis gas, which is composed of carbon, hydrogen and oxygen. FFI entered into a global strategic alliance with Startech Environmental Corporation that includes the use of this technology. The heart of Startech's Plasma Converter System contains a plasma field that reaches temperatures up to 30,000 degrees Centigrade. The plasma breaks down feedstock materials--such as waste coal, used tires, wood wastes, raw sewage, municipal solid wastes, biomass, low-grade waste-coal, and other agricultural by-products--to their core elements in a clean and efficient manner which generates significant amounts of synthesis gas. Excess heat energy is removed from the resulting synthesis gas and recovered to generate electricity on-site which can be used to provide power to the system. The cooled synthesis gas is then refined for purity and passed to the second stage. In the second stage, the refined synthesis gas, which is composed primarily of carbon, hydrogen and oxygen, is converted into ethanol or ultra-clean diesel though either a modified Fischer-Tropsch gas-to-liquids synthesis process for diesel fuels or an approach similar in nature to one Dow Chemical pioneered in the mid 1980s. The process applies a metallic catalyst to chemically transform the Plasynthesis gas into a liquid fuel which is then refined to fuel-grade standards. This approach is not entirely new; as early as 1936 in Germany similar technology was used with coal-produced synthesis gas to produce diesel and alcohols on a commercial scale.

The FFI approach to ethanol and ultra-clean synthetic fuel production differs from other approaches production mainly because our system can utilize feedstock materials that are normally considered waste to society and typically have negligible or no value. Since we can utilize feedstock virtually free of cost, our feedstock economic model is highly immune to the uncertainties of weather, seasonality and competing market forces. The ability to use waste materials is a benefit of a plasma processing system. The Startech plasma processing system system has the proven capability to transform a wide variety of waste materials into the synthesis gas in an efficient and environmentally friendly manner.

Select Accomplishments to Date

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

FFI entered into a fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-ethanol production facility in exchange for 1,000,000 shares of FFI common stock. When the facility commences operations FFI will pay Venture III $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-ethanol facility when the facility begins operations. The payment of the 1,000,000 shares of FFI common stock was deferred by Venture III until groundbreaking occurs for the waste to fuel facility on said property.

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

In terms of technology, FFI and Connecticut-based Startech Environmental Corporation concluded a global strategic alliance on March 13, 2006 through which FFI gains access to Startech's innovative, proven and proprietary Plasma Converter System. Both FFI and Startech agreed to cooperate in identifying and pursuing business opportunities in which Startech's products and equipment are integrated with FFI's equipment and production process to operate waste-to-ethanol conversion facilities not only within the U.S. ethanol market but also internationally.

On March 28, 2006, Fred Frisco joined the FFI team to assist with worldwide investor relations.

On April 4, 2006, FFI retained the consulting services of ethanol expert Douglas
A. Durante to provide information and data about the ethanol industry and advise us on the challenges and opportunities we face as we develop and pursue options for entering and supplying the ethanol market.

Within the framework of our business model to launch additional waste-to-fuel production facilities at other potential sites in the northeast, midwest and on the west coast, FFI announced on April 10, 2006 that it had entered into an agreement with Ambient Energy Corporation (Ambient) to begin securing a potential site with abundant waste coal feedstock in eastern Pennsylvania for a 250 million gallon per year waste-to-ethanol production facility. This facility would be in addition to the one under development in Toms River, New Jersey. As of the date of this report, this project is on hold pending further evaluation. However, we are continuing to develop new projects in conjunction with Ambient Energy Corporation.

As of the date of this report the FFI team is currently developing six waste-to-fuel projects in the United States. The projected output of the projects ranges from 50,000,000 gallons per year to 200,000,000 gallons per year. These projects are not yet fully developed; as each project matures management intends to fully disclose project details as appropriate. We currently estimate that the inside battery limits cost of an ultra-clean synthetic diesel waste-to-fuel facility producing approximately 50,000,000 gallons per year could range from $110,000,000 to $200,000,000. This estimate range is qualified by the fact that the actual cost of any facility can be significantly affected by factors such as the exact nature and terms of the project, the market price for engineering, labor and raw construction materials and any environmental or regulatory costs which are highly project dependent. We will require additional capital to develop some of these projects. We anticipate financing these projects through a combination of debt and equity. The financing requirements for each project can be substantially different from one another and may or may not result in significant dilution and or increased indebtedness of the company.

On December 12, 2006, Fuel Frontiers, Inc., a subsidiary of Nuclear Solutions, Inc., (the "Company") signed an agreement with Bear, Stearns & Co., Inc. ("Bear Stearns"). Bear Stearns has conditionally agreed to act as the senior underwriter for the Company's anticipated tax-exempt debt financing for the Company's proposed waste-to-ethanol facility in Toms River, New Jersey, (the "Project").

      Bear Stearns proposes to provide the Company with the following services:

      o Bear Stearns will familiarize itself with the Project and its proposed implementation, financing, construction and operation.

      o Bear Stearns will assist the Company in obtaining tax-exempt financing approvals.

      o Bear Stearns will review existing documentation, assist in the development of the new documentation and make recommendations on the terms and conditions necessary to enhance the Project's ability to be financed.

      o Bear Stearns will assist the Company, Bond counsel, Company counsel and Company financial advisor in preparing a disclosure document (the "Offering Memorandum") and related documentation for use in selling the Project's bonds to institutional investors.

      o Bear Stearns will identify likely buyers and work with the Company and its team to structure and market a tax-exempt bond issue for the Project, subject to certain conditions described in the Agreement.

      o At the request of the Company, should the Company wish to consider financing the Project on a taxable debt basis, Bear Stearns will advise the Company as to the feasibility of seeking funds in the 144A debt market, including a briefing on disclosure and market terms and conditions.

      o Should the Company elect to proceed with financing the Project on a taxable debt basis, Bear Stearns will, subject to the conditions described in Agreement, assist the Company, Bond counsel, Company counsel and Company advisors to prepare an Offering Memorandum and related documentation for use in selling the Project's bonds to institutional investors in the 144A debt market.

In consideration for Bear Stearns' services under the Agreement, the Company agrees to pay the following compensation:

      o On or before January 1, 2007, the Company will pay Bear Stearns a cash fee of $100,000 in order to initiate the engagement; and

      o Upon the closing of any debt offering for the Project, based on the difficulty of the transaction and the final credit quality of the Project, an amount equal to not more than two percent (2%) and not less than one and one-quarter percent (1.25%) of the initial principal amount of such debt offering.

Additionally, the Company agrees to:

      o Reimburse Bear Stearns for all reasonable out-of-pocket expenses incurred by Bear Stearns; and

      o Indemnify Bear Stearns in accordance with the indemnification provisions attached to the Agreement.

The parties have agreed to certain performance conditions such as:

      o The Agreement does not constitute an expressed or implied commitment or undertaking on the part of Bear Stearns to provide the financing and does not ensure the successful arrangement or completion of the Project financing;

      o Bear Stearns willingness to underwrite, participate or arrange for any offering or placement of securities is subject to (a) satisfactory completion of due diligence as to the Company, the Project, the Project Participants and the Financing, (b) execution and delivery of satisfactory definitive documentation (including, but not limited to, the Offering Memorandum and a final, definitive underwriting agreement, purchase agreement or placement agency agreement, as the case may be, in Bear Stearns' standard form, containing customary representations, warranties, covenants, indemnification provisions and closing conditions), (c) the satisfaction of all conditions set forth in such documentation, as well as the absence of any events set forth therein which would constitute a default or potential default thereunder or permit the termination thereof, and (d) the receipt of (i) any required Bear Stearns' internal approvals and (ii) such legal opinions of Company counsel as may be deemed appropriate by Bear Stearns. The parties may terminate the agreement at any time with 10 days written notice, subject to conditions.

The preceding information concerning Bear Stearns was filed on a form 8K with the Securities and Exchange Commission on December 20, 2006. This summary is qualified in its entirety by the terms and conditions of the Agreement which is attached to the 8K report dated December 20, 2006 as Exhibit 10. This Agreement should be read in its entirety to gain a complete understanding of the details of the agreement between the Company and Bear Stearns. In January 2007, the engagement agreement was activated by the payment of the $100,000 cash fee.

Competition

Competition in the fields in which the company is endeavoring is complex. During 2006, we generated limited revenues and we are competing against companies that have significantly greater financial, technical, political and human resources. We are competing with national laboratories, universities, and established corporations, such as Lockheed-Martin, General Atomics, and Raytheon among other similar companies. There are well-established organizations within our business segments that have both name recognition and histories of implemented technologies. In nuclear-related businesses, the competitive field is relatively small but intense and can raise significant barriers to entry. Competition usually stems from name recognition, price, marketing resources, and expertise. Although we have retained marketing and consulting expertise, established competitors could enter the market with new, competing technologies t any time. Our ability to complete will depend on the capabilities of the market-ready technologies and how well we will be able to market these technologies. Additional methods of competition include prior track record of competing for government contracts and experience, greater access to scientific and technical personnel, greater access to capital, greater access to technical facilities, and name or brand establishment.

Competition in the alternative and synthetic fuel marketplace is developing. We have identified Range Fuels, Inc. of Colorado as developing a similar approach to the production of ethanol using wood wastes which are converted in to syngas and subsequently into ethanol. We believe their approach differs from ours in the way their syngas is produced and in the variety of simultaneous feed materials that can be processed.

Over the next twelve months, we anticipate that FFI's development efforts will continue to focus on finalizing plant designs as well as securing financing and additional locations. These two key elements will play critical roles in the establishment of FFI's waste-to-fuel projects. While we believe that the appropriate technologies for waste-to-synthetic fuels such as ultra-clean diesel and synthetic ethanol are commercially available, there is, however, no guarantee that commercially available technologies will be appropriate in every instance for the production of fuels and any of FFI's proposed facilities. Moreover, there could be unexpected problems or delays in the funding, construction and operation of the facility. There is no guarantee that FFI will be successful in raising the capital required for this project through the underwriting of the bond authorization for which it has been approved. Over the next twelve months we anticipate that FFI will require a minimum of approximately $500,000 to sustain operations. We anticipate raising this money through debt and/or equity financing which may or may not result in substantial dilution, and/or increase the company's indebtedness.

Bio-ethanol Project Development with Liquidyne Fuels, Inc.

The company formed Liquidyne Fuels, Inc. (Liquidyne), in July 2006, as a wholly owned subsidiary of Nuclear Solutions, Inc. (NSOL), for the purpose of building, owning, and operating multiple fuel-grade bio-ethanol facilities in several select locations initially targeting the Midwest and eastern United States.

Subject to site specifics, the Liquidyne Fuels business model proposes using a plasma processing system as a key component of a waste-to-energy hybrid approach for bio-ethanol production aimed at virtually eliminating the use of fossil fuels such as natural gas and coal that are normally consumed during the production of conventional fermentation-based ethanol. This approach to bio-ethanol production is being pursued concurrently and in conjunction with Nuclear Solutions' and Fuel Frontiers' ongoing plans for waste-to-ethanol synthesis facilities.

In some cases a proposed Liquidyne Bio-ethanol facility would be constructed initially as a conventional fermentation-based Bio-ethanol plant that would consume fossil fuels in the ethanol manufacturing process. However, we intend for all of our plant designs to be capable of being upgraded at a later date to a plasma processing system for power production.

In August 2006, Nuclear Solutions, Inc. purchased an option on behalf of its independent subsidiary Liquidyne Fuels, Inc. to acquire approximately 110 acres in Union County, Iowa to build and operate a waste-to-energy hybrid bio-ethanol production facility anticipated to produce about 50 million gallons per year. The company paid $7,500 for a six-month option on the Iowa site, which allows it to purchase the property for $824,550. The company chose not to exercise the option due to the fact that an adjacent parcel of land appears to be more desirable. The company is currently in negotiations with the landowner to purchase the option for the preferred site.

During 2006, we assembled a team of ethanol industry professionals to identify potential bio-ethanol sites, familiar with every aspect of ethanol plant siting and development. We have and are continuing to assess and identify multiple candidate sites for corn-based bio-ethanol production facilities.

Since we consider choosing and developing sites as one of the most critical factors for a successful ethanol plant we have focused our efforts in an attempt to secure the best possible site locations. Among the critical factors that we consider when evaluating a site are: proximity to feedstock, rail and road transportation, local energy supply, ensuring adequate distance between other ethanol facilities, and community support. There has been intense competition for potential bio-ethanol sites over the past two years as a number of speculators and developers secured sites with little or no clear plan on how to proceed. Consequently, there are many excellent sites being held with options that are off the market, making it more difficult to secure good site locations.

Our team team has identified sites that were either previously unknown or in some cases have come back on the market. Currently the company is evaluating and profiling six potential Bio-ethanol sites to an Iowa and four in Nebraska.

Competition in the bio-ethanol business is intense. We have multiple competitors to contend with that have greater access to resources such as capital and personnel. Over the next twelve months, we anticipate that Liquidyne's development efforts will continue to focus on securing the best site locations possible and in developing the project so it is ready for turnkey financing. Our goal is to successfully develop or purchase at least one developed ethanol site, successfully finance the project, and begin construction within the next six months. Over the next twelve months we anticipate that Liquidyne will require a minimum of approximately $500,000 to sustain operations. We anticipate raising this money through debt and/or equity financing which may or may not result in substantial dilution, and/or increase the company's indebtedness.

Previously, in 2006 the company mentioned the possibility of spinning off the fuel frontiers, Inc. subsidiary. Management has elected to drop subsidiary spin off considerations for now. In 2007, management anticipates shifting nuclear solutions, Inc. into a holding company that would own three operating subsidiaries. The three operating subsidiaries would be Fuel Frontiers, Inc, targeting the production of ultraclean synthetic fuels, Liquidyne fuels, Inc. for the production of bio-ethanol, and a new subsidiary that would specialize in the continued development and marketing of our nuclear related technologies such as nuclear weapon detection technology and nuclear micro-battery technology.

For the year ended December 31, 2006, we have relied on the services of outside consultants for services and currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees during the next 12 months. The successful development of any of our current projects would necessitate that we would incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

We believe that the success of our business will depend, in part, on our ability to attract, retain, and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel.

We have two executive officers. Patrick Herda is the President and Chief Executive Officer. Kenneth Faith, Chief Financial and Principle accounting officer. Jack Young is our Vice President for Corporate Development. In addition to the named officers, we retain the following independent contractors and consultants: 24- technical and scientific, 5-business consultants, 1-lobbyist, 4-legal, and 2-administrative. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good. We cannot assure you that we will be able to successfully attract, retain, and motivate a sufficient number of qualified personnel to conduct our business in the future.

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

Dependence Upon Management

Our future performance and success are dependent upon the efforts and abilities of our Management team, Directors and key contractors. If we lost the services key members of management or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

Potential Inability of Officers to Devote Sufficient Time to the Operations of the Business

Our officers are not currently being paid all of their salaries. In some cases, officers are not paid at all. Unless we are able to secure additional funding for operations, we cannot guarantee that they will be able to continue to devote sufficient time to the operations of the business.

Sarbanes-Oxley Act of 2002

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock. Pursuant to
Section 404 of SOX, beginning with our annual report on Form 10-K for the fiscal year ended February 29, 2008, we will be required to furnish a report by management on our internal controls over financial reporting. This report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. This report must also contain a statement that our auditors have issued an attestation report on our management's assessment of these internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards for auditors to attest to, and report on, our management's assessment of the effectiveness of internal control over financial reporting under Section 404.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance. We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

ITEM 2. Description of Property.

Our principal business address is 1025 Connecticut Ave NW, Suite 1000 Washington, DC 20036 and our principal mailing address is 5505 Connecticut Ave NW, #191, Washington, DC 20015.

We have arranged for office facilities on a month-to month agreement whereby we can utilize office space, conference rooms, and other facilities on an ad-hoc basis. The square footage of the facility is approximately 8,000 Sq ft. and approximately 1,500 is shared. The annual cost is approximately $50,255. We anticipate requiring additional office space over the next 12 months.

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

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information.

Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2006 and 2005, including the first quarter of 2007. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
Table 1.

Bid Information

Fiscal Quarter Ended      Low       High

December 31, 2005         0.86      1.10
September 30, 2005        0.81      1.15
June 30, 2005             0.57      1.07
March 31, 2005            0.71      1.17

December 31, 2006         0.80      0.87
September 30, 2006        0.99      1.13
June 30, 2006             1.14      1.19
March 31, 2006            0.80      0.85

March 27, 2007            0.77      0.78

(a)   Holders.

      As of December 31, 2006 our stock transfer agent records indicate that our company has approximately 530 shareholders holding 53,665,644 common shares. The company believes that the actual number of shareholders is greater due to the fact that the majority of the company's common stock is freely tradable in the public marketplace wherein individual shareholder information is unavailable or unreliable.

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

      On October 4, 2006 the company issued 1,000,000 shares to Denise Barbato valued at $84,000 as a partial payment for the January 8th, 2004 debt consolidation agreement.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2006. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

Plan Category                    Number of Securities to      Weighted-average              Number of Securities
                                 be issued upon exercise      Exercise price of             remaining available for
                                 of outstanding options,      outstanding options,          future issuance under
                                 warrants and rights          warrants, and rights          equity compensation
                                                                                            plans (excluding
                                                                                            securities reflected in
                                                                                            column (a)
                                          (a)                          (b)                            (c)
------------------------------   --------------------------   ---------------------------   --------------------------
Equity Compensation Plans
approved by security holders     None                         None                          None
------------------------------   --------------------------   ---------------------------   --------------------------
Equity Compensation Plans
not approved by security         5,500,000 (1)                $ 0.62                        1,367,307
holders
------------------------------   --------------------------   ---------------------------   --------------------------
Total                            5,500,000                                                  1,367,307
------------------------------   --------------------------   ---------------------------   --------------------------

(1) On August, 17, 2005, the company adopted a Stock Grant Plan. The plan reserved 5,500,000 shares. The Plan was registered on a Form S-8 registration statement filed on November 16, 2004. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2006 we issued 4,132,693 shares from this plan to individuals comprised of employees, consultants, attorneys and others who provided services to our company during 2006.

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

REVENUES

During the year ended December 31, 2006, we recognized revenues of $223,000 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $302,500 in revenues for the same period ended December 31, 2005.

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

While the total revenue under the License Agreement is $9.7 Million over a ten-year period, management has elected to recognize the license revenue on a cash basis. We have made this election because IPTH is a start-up enterprise and this raises the level of risk and uncertainty regarding the ultimate collectability of the $9.7 million Dollars over a ten-year period. At this time, we believe this conservative approach is prudent. Management will re-evaluate this financial treatment on a quarterly basis.

Business Concentration

For the year ended December 31, 2005, and December 31, 2006 the balance of all accounts receivables was from one customer.

OPERATING EXPENSES

Operating expenses for the period ended December 31, 2006 were $3,973,934 and compares to 4,012,156 for the same period ended December 31, 2005. Included in the year ended December 31, 2006 are $2,635,488 and 1,023,392 in expenses for consulting fees and legal fees respectively. This compares to $2,917,791 in consulting fees and 515,140 in legal fees for the year ended December 31, 2005. Legal fees increased due to increased activity in the development of intellectual property and filing of patent applications.

During the year ended December 31, 2006 we incurred losses of $3,885,078 This compares to losses of $3,880,270 for the year ended December 31, 2005. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services. As a result of limited capital resources from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.

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

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of $5,114,819 which compares to a working capital deficit of $ 3,677,940 as of December 31, 2005. As a result of our operating losses for the year ended December 31, 2006, we generated a cash flow deficit of $49,815 from operating activities. Cash flows used in investing activities was $7,430 during the period. Cash flows provided by financing activities were $66,000 on proceeds from short-term notes payable and from the sale of common stock in the year ended December 31, 2006.

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

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2006 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants for services and currently have one full time and one part time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 8A. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures.

      As of the end of the reporting period, December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)   Changes in Internal Control.

      Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

ITEM 8B. Other Information:

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Nuclear Solutions, Inc.

(a)   Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name                        Age         Position(s)

Patrick Herda               37          President, CEO, Chairman Board Directors
Kenneth Faith               37          CFO, Principal Accounting Officer,
                                        Member Board of Directors
John Powers, Ph.D.          72          Member Board of Directors
Jack Young                  77          Vice President

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

KENNETH A. FAITH, Chief Financial Officer, Principal Accounting Officer, Member of the Board of Directors.

On October 9, 2006, Mr. Faith was appointed Chief Financial Officer and Principal Accounting Officer. On December 7, 2006, the Board of Directors nominated Kenneth Faith to the Company's board of directors.

Mr. Faith holds a Bachelor of Science Degree in Accounting from Drexel University, Philadelphia, Pennsylvania.

During the past five years, Mr. Faith has held a variety of executive level positions as outlined below:

PFPC,Inc., Wilmington, DE. February 2006-Present. Title: Fund Accounting and Administration Director. Mr. Faith is responsible for financial reporting, budget analysis and client relations for one of the firm's five largest clients, 92 mutual funds, with a combined net assets of $50 billion.

Citco Mutual Fund Services, Inc., Malvern, PA. March 2003-November 2005. Title:
Chief Operating Officer. Mr. Faith was responsible for daily operations, responses to requests for proposal, business planning and client relations of a start up mutual fund service provider. During Mr. Faith's tenure at Citco he was responsible for tripling service assets and firm revenues.

JP Morgan Fleming Asset Management, New York, NY & Wilmington, DE. March 2002-March 2003. Title: Vice President, Fund Financial Intermediaries Operations Quality & Analysis. Mr. Faith's responsibilities included creating analytical reporting for business monitoring, evaluating process flows for efficiency, coordinating with internal and external auditors and performing consulting services for the entire Fund organization. His additional responsibilities included establishing infrastructure to support launch and distribution of new products, improving operational workflows, insuring effective project implementation focused on reducing operational risk.

JP Morgan Fleming Asset Management, London, United Kingdom, February 2001-March 2002. Title: Vice President, United States Fund Transfer Agency. Mr. Faith was responsible for the management of the Transfer Agent control and operations units. These units processed shareholder transactions for pooled investment product lines with assets in excess of $160 billion, including registered mutual funds and private funds. He managed a 32 person staff and was responsible for process model improvement, vendor management, measuring and controlling business lines risks, and department budgets.

JP Morgan Asset Management, London, United Kingdom August 2000-February 2001.
Title: Assistant Vice President, Mutual Funds Division. Mr. Faith managed a professional staff of 20 individuals from eight countries. His management duties included the daily oversight of vendors performing fund accounting for seventeen portfolios with net assets in excess of 35 billion Euros during liftout and conversion of fund accounting and custody services. Oversight included general accounting ledger activity and financial proofs for single/multiclass hedge funds.

JOHN POWERS, Ph.D, Member Board of Directors

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

JOHN C. (JACK) YOUNG, Vice President of Corporate Development and President of Fuel Frontiers, Inc.

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

      We received no reports covering purchase and sale transactions in our common stock during 2006, and we believe that each person who, at any time during 2006, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2006, except as follows: (1) Jack Young did not file a Form 5; (2) Patrick Herda did not file one Form 4 relating to the disposition the one million shares , and (3) John Powers did not file a Form 4 relating to the exercise of his 250,000 common stock options.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended December 31, 2005 and December 31, 2006.

                              SUMMARY COMPENSATION

                                                                                Non-Equity      Nonqualified       All
Name                                                                          Incentive Plan      Deferred        Other
and                                                  Stock        Option         Compensa-      Compensation    Compensa-
Principal                    Salary        Bonus    Awards        Awards           tion           Earnings         tion       Total
Position             Year      ($)          ($)       ($)          ($)              ($)              ($)           ($)         ($)
------------------   ----   ---------      ------   -------   -------------   ---------------   -------------   ----------   -------
(a)                  (b)       (c)          (d)       (e)          (f)               (g)              (h)           (i)         (j)
Patrick Herda,       2006   110,000(1)      -0-       -0-          -0-               -0-              -0-           -0-      110,000
Pres., CEO and       2005   150,000(1)      -0-       -0-          -0-               -0-              -0-           -0-      110,000
Director (1)

Ken Faith, CFO       2006      -0-          -0-      44,250        -0-               -0-              -0-           -0-       44,250
and Director (2)

Jack Young, V.P      2006      -0-          -0-       -0-          -0-               -0-              -0-           -0-         -0-
                     2005      -0-          -0-       -0-          -0-               -0-              -0-           -0-         -0-

John Dempsey(3)      2005   120,000         -0-       -0-          -0-               -0-              -0-           -0-         -0-


(1) Patrick Herda, as the President had a 2006 annual base salary of $110,000. For the year ended 2006, he was paid $91,060. For the year ended 2005, Mr. Herda was paid $53,263. For year 2007, Mr. Herda's base annual salary is $55,000. All unpaid salary has been accrued. As of December 31, 2006, Mr. Herda's accrued unpaid executive compensation was $561,927.

(2) Kenneth Faith joined the Company in the last quarter of fiscal year 2006.

(3) John Dempsey, former vice-president, had an annual base salary of $120,000. During the year ended December 31, 2005, Mr. Dempsey was paid $21,500 of his salary and the unpaid balance was accrued as a corporate obligation. As of December 31, 2006, Mr. Dempsey's accrued unpaid compensation was $328,799. Mr. Dempsey took an overseas assignment with the U.S. Dept. of State and temporarily resigned his company positions effective September 5, 2005

GRANTS OF PLAN-BASED AWARDS We made no grants from plans to any executive officer during the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

The Company has not established any policy concerning director compensation. No directors received any compensation during the fiscal year ended December 31, 2006.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of December 31, 2006. Beneficial Ownership of more than 5% based on 53,665,644 common shares.

Beneficial Ownership of 5%.

(a) Our stock transfer agency records do not list any shareholders owning five percent or more of our common stock.

(b) Security Ownership of Management. Based on 53,665,644 shares as set forth in
(a) above as of December 31, 2006.

Table 2.

(1)                 (2)                        (3)                   (4)
Title of Class      Name and Address           Amount and Nature     Percent of
                                                                       Class

Common Stock

Patrick Herda       5505 Connecticut Ave NW           -0-               0.0%
                    Suite 191
                    Washington, DC 20015

John Powers         5505 Connecticut Ave NW         270,000             0.5%
                    Suite 191
                    Washington, DC 20015

Jack Young          5505 Connecticut Ave NW           -0-               0.0
                    Suite 191
                    Washington, DC 20015

Ken Faith           5505 Connecticut Ave NW         75,000(1)           0.14
                    Suite 191
                    Washington, DC 20015

         Total                                      345,000             0.64%

      (1) On October 9, 2006, the board of directors authorized the issuance of 75,000 restricted shares as initial compensation for Mr. Faith's commitment to join the company as CFO.

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

      On October 9, 2006, the board of directors authorized the issuance of 75,000 restricted shares as initial compensation for Mr. Faith's commitment to join the company as CFO.

      On August 22, 2006, John Powers exercised his common stock option and acquired 250,000 shares at an exercise price of $25,000.

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

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.

* Previously filed.

ITEM 14. Principal Accounting Fees and Services.

      The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant during 2005 and 2006, Russell Bedford Stefanou Mirchandani, LLP as our auditor for our fiscal year ending December 31, 2004.

                        Year End 12-31-05       Year End 12-31-06
                        ------------------      ------------------

Audit Fees                         $40,000                 $57,040
Audit-related Fees                     -0-                     -0-
Tax Fees                               -0-                     -0-
All other fees                         -0-                     -0-
Total Fees                         $40,000                 $57,040

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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

To our knowledge, the Company's principal accountant during 2006 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2007

Nuclear Solutions, Inc.


/s/ Patrick Herda                                 /s/ Kenneth Faith
------------------------------                    ------------------------------
By: Patrick Herda                                 By: Kenneth Faith
Title: President, CEO, Director                   Title: CFO, Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick Herda                                                 March 30, 2007
------------------------------
By: Patrick Herda
Title: President, CEO, Director


/s/ Kenneth Faith                                                 March 30, 2007
------------------------------
By: Kenneth Faith
Title: CFO, Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                               DECEMBER 31, 2006

                             NUCLEAR SOLUTIONS, INC.

                             NUCLEAR SOLUTIONS, INC.

                          Index to Financial Statements

                                                                       Page No.
Report of Registered Independent Certified Public
   Accounting Firm                                                       F-3
Consolidated Balance Sheet at December 31, 2006                          F-4
Consolidated Statements of Losses for the years ended
   December 31, 2006 and 2005                                            F-5
Consolidated Statements of Deficiency in Stockholders'
   Equity for the two years ended December 31, 2006                      F-6
Consolidated Statements of Cash Flows for the years
   ended December 31, 2006 and 2005                                      F-7
Notes to Consolidated Financial Statements                           F-8 to F-19

                    RUSSELL BEDFORD Stefanou MIRCHANDANI LLP
                          Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors
Nuclear Solutions, Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Nuclear Solutions, Inc. and subsidiary (the "Company"), as of December 31, 2006 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


                      /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                      --------------------------------------------
                      Russell Bedford Stefanou Mirchandani LLP
                      Certified Public Accountants

New York, NY
March 28, 2007

                             NUCLEAR SOLUTIONS, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                             December 31,
                                                                 2006
                                                             ------------

ASSETS

Current assets:
     Cash                                                    $     31,451
     Prepaid Expenses                                               9,200
                                                             ------------

Total current assets                                               40,651

Property and equipment, net of accumulated depreciation
  of $21.718                                                       13,926

Other assets                                                        9,300

                                                             ------------
Total assets                                                 $     63,877
                                                             ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                   $  3,179,367
     Accrued executive compensation                             1,033,392
     Convertible notes payable - related parties (Note 8)          39,000
     Convertible notes payable - other                            903,711
                                                             ------------

Total current liabilities                                       5,155,470
                                                             ------------


Commitments and contingencies (Note 10)

Deficiency in stockholders' equity (Note 9)
     Preferred stock, $0.0001 par value; 10,000,000 shares
       authorized, no shares issued and outstanding                    --
     Common stock, $0.0001 par value; 100,000,000
       shares authorized, 53,665,644 issued and
       outstanding                                                  5,367
     Additional paid-in capital                                10,927,066
     Deferred equity based expense                               (605,954)
     Accumulated deficit                                      (15,418,072)
                                                             ------------

Total deficiency in stockholders' equity                       (5,091,593)
                                                             ------------

Total liabilities and deficiency in stockholders' equity     $     63,877
                                                             ============

The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF LOSSES

                                           For the Years Ended December 31,
                                                2006            2005
                                            ------------    ------------

Revenue                                     $    223,000    $    302,500
                                            ------------    ------------
Operating Expenses
Executive compensation                           110,000         432,500
Consulting                                     2,635,488       2,917,791
Legal and professional fees                    1,085,157         551,565
General and administrative expenses              137,477         104,817
Depreciation and amortization                      5,812           5,483

                                            ------------    ------------
Total Operating Expenses                       3,973,934       4,012,156
                                            ------------    ------------

Loss from operations                          (3,750,934)     (3,709,656)

Other Income(expenses)
      Interest expense                          (134,144)       (110,614)
      Finance costs                                    -         (60,000)
                                            ------------    ------------
Loss before provision for income taxes        (3,885,078)     (3,880,270)

Provision for income taxes                             -               -
                                            ------------    ------------
Net loss                                    $ (3,885,078)   $ (3,880,270)
                                            ============    ============

Basic and diluted loss per share            $      (0.08)   $      (0.10)
                                            ============    ============

Weighted average number of common shares
      outstanding, basic and diluted          49,474,808      40,542,060
                                            ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                                 AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2006

                                                                                        Deferred                          Total
                                                     Common Stock       Additional       Equity                       Deficiency in
                                                 --------------------     Paid-In         Based        Accumulated     Stockholders'
                                                   Shares      Amount     Capital        Expense         Deficit          Equity
                                                 -----------   ------   -----------    -----------    -------------    ------------
Balance, January 1, 2005                          36,598,646   $3,660   $ 4,786,346    $  (385,287)   $  (7,652,724)   $ (3,248,005)

Shares issued for services                         4,402,940      440     2,689,467       (930,245)               -       1,759,662


Beneficial conversion discount-
  convertible note and warrants                            -        -        60,000              -                -          60,000

Amortization of deferred compensation                      -        -             -        951,642                -         951,642

Shares issued for accrued expenses                 2,510,223      251       463,189              -                -         463,440

Intrinsic value of options issued to a director            -        -       162,500              -                -         162,500

Shares issued for payment of debt                    454,054       46        67,154              -                -          67,200

Net loss                                                   -        -             -              -       (3,880,269)     (3,880,269)
                                                 -----------   ------   -----------    -----------    -------------    ------------

Balance, December 31, 2005                        43,965,863    4,397     8,228,656       (363,890)     (11,532,993)     (3,663,830)


Shares issued for services                         1,446,099      145     1,104,570              -                -       1,104,715

Shares issued for accrued expenses                 2,192,779      219     1,077,226              -                -       1,077,445

Shares issued for payment of debt                  4,989,545      499       460,721              -                -         461,220

Stock issued upon exercise of options                250,000       25        24,975              -                -          25,000

Stock issued upon cashless exercise of warants       821,358       82           (82)             -                -               -

Beneficial conversion feature                              -        -        31,000              -                -          31,000

Deferred compensation                                      -        -             -     (1,562,525)               -      (1,562,525)

Amortization of deferred compensation                      -        -             -      1,320,461                -       1,320,461

Net loss                                                   -        -             -              -       (3,885,078)     (3,885,078)
                                                 -----------   ------   -----------    -----------    -------------    ------------

Balance December 31, 2006                         53,665,644   $5,367   $10,927,066    $  (605,954)   $ (15,418,071)   $ (5,091,592)
                                                 ===========   ======   ===========    ===========    =============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      For the Years Ended December 31,
                                                                           2006              2005
                                                                      --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $   (3,885,078)   $   (3,880,269)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                                5,812             5,483
  Amortization of debt discount - beneficial conversion feature of                                   -
  convertible note and warrants                                               31,000                 -
  Financing Cost attributable to warrants                                          -            60,000
  Stock and warrants issued for services                                   2,425,176         3,337,244
Changes in operating assets and liabilities:
  Accounts receivable                                                         60,000           (60,000)
  Prepaid Expenses                                                            (9,200)
  Other Assets                                                                (7,500)
  Accounts payable and accrued expenses                                    1,349,368           241,407
  Accrued executive compensation                                             (19,393)          195,236
                                                                      --------------    --------------

Net cash used in operating activities                                        (49,815)         (100,899)
                                                                      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (7,430)                -
                                                                      --------------    --------------

Net cash used in investing activities                                         (7,430)                -
                                                                      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt                                                                   -           (12,425)
Proceeds from issuance of debt                                                41,000            60,000
Proceeds from sale of common stock                                            25,000                 -
                                                                      --------------    --------------

Net cash provided by financing activities                                     66,000            47,575
                                                                      --------------    --------------

Net increase in cash                                                           8,755           (53,324)

Cash, beginning of period                                                     22,696            76,020
                                                                      --------------    --------------

Cash, end of period                                                   $       31,451    $       22,696
                                                                      ==============    ==============

Supplemental disclosures:
Cash paid for:
  Interest                                                            $            -    $            -
  Income taxes                                                        $            -    $            -

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants                                         $       31,000    $            -
Payment of debt and interest with common stock                        $      461,220    $       67,200
Beneficial conversion discount                                        $       31,000    $       60,000
Payment of accrued expenses with common stock                         $    1,077,445    $            -

The accompanying notes are an integral part of the consolidated financial statements.

                             NUCLEAR SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. Prior to April 1, 2005 the Company was considered to be a development stage enterprise. During the second quarter of 2005, planned operations commenced and the Company began generating significant revenue.

On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through December 31, 2006.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which had no activity through December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Business Concentration

For the years ended December 31, 2006 and 2005, we earned all of our revenue from one customer.

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2006 or 2005.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions and has not experienced any losses in its accounts.

Property and Equipment

The cost of furniture and equipment is depreciated over the estimated useful life of the assets utilizing the straight-line method of depreciation based on estimated useful lives of five years.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized.

Intangible and Long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There was no of impairment expense related to long-lived assets during the years ended December 31, 2006 or 2005.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the years ended December 31, 2006 or 2005.

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

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts payable and accrued expenses and notes payable approximate their fair value as of December 31, 2006 because of the relatively short-term maturity of these instruments.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2006 and 2005, the Company had 10,806,455 and 15,498,865 potentially dilutive securities.

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

Pro forma information relating to employee and director common share purchase options is as follows:

                                                          FOR THE YEAR
                                                          DECEMBER 31,
                                                              2005
                                                          ------------
       Net loss as reported ...........................   $ (3,880,269)

       Current period expense calculated under APB 25 .        162,500


       Stock compensation calculated under SFAS 123 ...       (163,953)
                                                          ------------

       Pro forma net loss .............................   $ (3,881,722)
                                                          ============

       Basic and diluted historical loss per share ....   $      (0.09)

                                                          ============
       Pro forma basic and diluted loss per share .....   $      (0.09)
                                                          ============


Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,885,078 and $3,880,269 during the years ended December 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $5,114,819 as of December 31, 2006. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

SFAS 157. In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Reclassifications

Certain items in the 2005 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $3,885,078 for the year ended December 31, 2006, and a working capital deficiency of $5,114,819 and a stockholders' deficiency of $5,091,593 at December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
                                                             =====


As of December 31, 2006, the Company has a net operating loss carry forward, subject to limitations of Section 382 of the Internal Revenue Code, as amended, as follows:

                         Year            Amount          Expiration
                         ----            ------          ----------

                         1997                  $830           2017
                         1998                   $36           2018
                         1999                $1,366           2019
                         2000               $28,719           2020
                         2001            $1,318,403           2021
                         2002            $1,975,976           2022
                         2003            $1,938,928           2023
                         2004            $2,388,466           2024
                         2005            $3,880,269           2025
                         2006            $3,885,078           2026

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consists of the followings:

                        Office equipment                            $26,021
                        Computer equipment and software               7,173
                        Furniture and fixtures                        2,450
                                                                   --------
                                                                     35,644
                        Less: accumulated depreciation             (21,718)
                                                                   --------
                        Net property and equipment                  $13,926


Depreciation expense totaled $5,812 and $5,483 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company is to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667. As of December 31, 2006, no payments have been made and the balance is $142,667.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the year 2006, Mr. Herda's salary was $110,000 and for the year 2007 Mr. Herda's salary is $55,000. The Company has been unable to pay Mr. Herda's his full salary in past years and these unpaid sums have been accrued. As of December 31, 2006, the balance of accrued executive compensation was $561,926.

On January 23, 2002, the Company hired John Dempsey as the vice president at an annual base salary of $120,000. Mr. Dempsey resigned effective September 5, 2005. The Company has been unable to pay Mr. Dempsey's full salary in past years and these unpaid sums have been accrued. As of December 31, 2006, the amount accrued was $328,799 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.



NOTE 7 - CONVERTIBLE DEBT

Notes payable at December 31, 2006 are as follows:


    Denise Barbato,  bearing  interest at 10% per year,  convertible into common
    stock at $0.084 per share. The note is payable on August 30, 2007                  $    862,711
    Denise Barbato,  bearing interest at 10% per year, convertible into common stock
    at $0.084 per share. The note is payable on August 30, 2007                              31,000
    Global  Atomic Inc.  demand note  payable to related  party at 10% per year,
    convertible into common stock at $1.00 per share                                          4,000
    International  Fission demand note payable to related party at 10% per year,
    convertible into common stock at $1.00 per share                                         15,000
    Jackie Brown,  demand note payable to related party, non -interest  bearing,
    convertible into common stock at $1.00 per share                                         20,000
    Long Lane  Capital  demand  note at 12 % per year                                        10,000
                                                                                        -----------
    Total notes payable                                                                     942,711

    Less: current portion                                                                  (942,711)
                                                                                       ------------
    Balance notes payable (long term portion)                                          $         --
                                                                                       ============

In March 31, 2006 the Company received advances from Denise Barbato in the amount of $31,000. The advances are convertible into common stock at the rate of $0.084 per share and are due January 31, 2007. Since the notes are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $31,000, based on the proceeds received. The discount is being amortized over the term of the debt, through August 31, 2006. Amortization of debt discount for the year ended December 31, 2006 was $31,000. During October and November 2006 the Company issued 1,880,000 shares of common stock as payment of $110,424.63 of principle and $47,495.37 of interest accrued to Denise Barbato.

In April 2006 the company issued 309,545 shares to Long Lane capital valued at $68,100 as a payment for the February 2005 note of $60,000 plus accrued interest of $8,100.

During February, 2006, the Company received $10,000 from Long Lane Capital pursuant to a demand promissory note bearing interest at 12% per year.

NOTE 8 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of December 31, 2006, the amount due is $4,000 in principal and $2,200 in accrued interest.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2006, the amount due is $15,000 in principal and $7,625 in accrued interest.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

NOTE 9 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2006, the Company has issued and outstanding 53,665,644 shares of common stock.

During the year ended December 31, 2006 the Company issued an aggregate of 1,446,099 shares of common stock, valued at $1,104,715 for consulting services.

During the year ended December 31, 2006 the Company issued an aggregate of 2,192,779 shares as payment of expenses accrued at December 31, 2005 in the amount of $1,077,445.

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

On August 30, 2006, Long Lane Capital, Inc. exercised its two common stock warrants, aggregating 1,000,000 shares, under the cashless exercise provisions of the warrant agreements dated October 5, 2004 and February 26, 2005 and received 428,155 and 393,203 shares respectively.

During October and November 2006 the Company issued 1,880,000 shares of common stock as payment of $110,424.63 of principal and $47,495.37 of interest accrued to Denise Barbato.

During the quarter ended September 30, 2006 the Company received $25,000 and issued 250,000 shares of common stock upon the exercise of options.

As a result of the above exercises, there are no outstanding options or warrants at December 31, 2006.

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

During October 2005, the Company issued 454,054 shares of common stock in settlement of debt of $60,000, plus accrued interest of $7,200.

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

NOTE 10 - COMMITMENTS

November 3, 2005, FFI entered into a fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-ethanol production facility in exchange for 1,000,000 shares of FFI common stock. When the facility commences operations FFI will pay Venture III $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-ethanol facility when the facility begins operations. The payment of the 1,000,000 shares of FFI common stock was deferred by Venture III until groundbreaking occurs for the waste to fuel facility on said property.

For the years ended December 31, 2006 and 2005 the company paid $59,714 and $56,095 in rent expense respectively. The Company does not currently have any long-term lease commitments except as noted above.

NOTE 11 -OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2006


                                                     Number of Shares    Weighted Average Exercise
                                                                                  Price
                                                     ----------------    -------------------------
     Outstanding at January 1, 2005                           750,000    $                    0.34
       Granted                                                750,000                         0.18
       Exercised                                                   --                           --
       Canceled or expired                                   (250,000)                        0.75
                                                     ----------------    -------------------------
     Outstanding at December 31, 2005                       1,250,000                         0.34
       Granted                                                     --                           --
       Exercised                                           (1,250,000)                        0.34
       Canceled or expired                                         --                           --
                                                     ----------------    -------------------------
     Outstanding at December 31, 2006                              --    $                      --
                                                     ================    =========================


In February, 2005, in connection with a financing arrangement, the Company issued Long Lane Capital a warrant to purchase 500,000 shares of common stock at the same price as the conversion price of the note for a period of 24 months. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $53,552 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 215%,
(3) risk-free interest rate of 4.9%, and (4) expected life of 2 years.

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

NOTE 12 - NON-QUALIFIED STOCK GRANT AND OPTION PLAN

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

On March 9, 2007, the Company registered 5,000,000 common shares under a new Stock Grant Plan. The Stock Grant Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering contract services to the Company, so that they may acquire or increase their proprietary interest in the success of the Corporation, and to encourage them to remain in the Corporation's service.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006 the Company issued 1,294,355 shares of common stock valued at $832,639 for consulting services.

On January 10, 2007 the company issued 2,125,000 shares valued at $178,500 as a partial payment for the January 8th, 2004 debt consolidation agreement.

On February 28, 2007, the Company entered into a settlment agreement resolving a dispute with Randy Thomas werein the Company issued 200,000 restricted common shares valued at $130,000 in full and final settlment of the dispute.

On March 16, 2007, the company issued Long Lane Capital, Inc., 25,000 restricted common shares as repayment for a loan includingthe shares were valued at $11,395.

On March 22, 2007, the Company entered into a twelve month Revolving Line of Credit Agreement (the "Agreement") with Long Lane Capital, Inc. ("LLC") . LLC agreed to provide a $100,000 line of credit at 12% interest. On March 22, 2007, LLC advanced the Company the sum of $37,060.52. All sums advanced, including accrued interest, are convertible at LLC's option into Company restricted common shares at a Fifty percent discount to the lowest closing bid price between March 22, 2007 and the conversion date, subject to a floor price of Ten Cents per share. Additionally, in connection with the Agreement, the Company granted LLC a common stock purchase warrant for 500,000 restricted common shares at the same exercise pricing, including an option for cashless exercise.