Form 10-Q
period 2007-03-31
NUCLEAR SOLUTIONS INC
filed 2007-05-15
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number 000-31959

NUCLEAR SOLUTIONS, INC.
----------------------------------------------
(Name of Small Business Issuer in its Charter)

NEVADA	88-0433815
----------------------	-------------------------
(State of Incorporation)	(IRS Employer identification No.)

5505 Connecticut Ave NW, Suite 191 Washington, DC 20015
-------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, (202) 787-1951
-------------------------------------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock - $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Applicable on to corporate issuers

State the number of shares outstanding of each of the issuer's class of Common equity, as of March 31, 2007: 57,309,999

Transitional Small Business Disclosure Format (Check One)Yes ☐ No ☒

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash	$12,813	$31,451
Prepaid Expenses	15,000	9,200

Total current assets	27,813	40,651

Property and equipment, net of accumulated depreciation
of $23,358 and $21,718 as of March 31, 2007 and December 31, 2006, respectively	12,259	13,926

Other assets	1,800	9,300

Total assets	$41,872	$63,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,389,218	$3,179,367
Accrued executive compensation	1,032,112	1,033,392
Convertible notes payable - related parties (Note 4)	39,000	39,000
Convertible notes payable - other, net of discount of $117,431 and $0 as of March 31, 2007 and December 31, 2006, respectively (Note 4)	748,855	903,711

Total current liabilities	5,209,185	5,155,470

Derivative liability (Note 4)	51,740	-

Total Liabilities	5,260,925	5,155,470

Commitments and contingencies

Deficiency in stockholders' equity (Note 5)
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding as of March 31, 2007 and December 31, 2006	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 57,309,999 and 53,665,644 issued and
outstanding as of March 31, 2007 and December 31, 2006, respectively	5,731	5,367
Additional paid-in capital	12,205,507	10,927,066
Deferred equity based expense	(995,101)	(605,954)
Accumulated deficit	(16,435,190)	(15,418,072)

Total deficiency in stockholders' equity	(5,219,053)	(5,091,593)

Total liabilities and deficiency in stockholders' equity	$41,872	$63,877

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenue	$100,000	$-

Executive compensation	13,750	27,500
Consulting	732,053	574,798
Legal and professional fees	246,913	165,200
General and administrative expenses	41,226	26,948
Depreciation and amortization	1,668	1,361
-
	1,035,610	795,807

Loss from operations	(935,610)	(795,807)

Other Income(expenses)
Interest expense	(40,559)	(31,279)
Change in fair value of derivative liability	(40,950)	-
Loss before provision for income taxes	(1,017,119)	(827,086)

Provision for income taxes	-	-
Net loss	$(1,017,119)	$(827,086)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding, basic and diluted	55,541,834	45,731,520

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS" EQUITY
FOR THE PERIOD JANUARY 1, 2005 TO MARCH 31, 2007
(unaudited)

						Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Equity

Balance, January 1, 2005	36,598,646	$3,660	$4,786,346	$(385,287)	$(7,652,724)	$(3,248,005)

Shares issued for services	4,402,940	440	2,689,467	(930,245)	-	1,759,662

Beneficial conversion discount-
convertible note and warrants	-	-	60,000	-	-	60,000

Amortization of deferred compensation	-	-	-	951,642	-	951,642

Shares issued for accrued expenses	2,510,223	251	463,189	-	-	463,440

Intrinsic value of options issued to a director	-	-	162,500	-	-	162,500

Shares issued for payment of debt	454,054	46	67,154	-	-	67,200

Net loss	-	-	-	-	(3,880,269)	(3,880,269)

Balance, December 31, 2005	43,965,863	4,397	8,228,656	(363,890)	(11,532,993)	(3,663,830)

Shares issued for services	1,446,099	145	1,104,570	-	-	1,104,715

Shares issued for accrued expenses	2,192,779	219	1,077,226	-	-	1,077,445

Shares issued for payment of debt	4,989,545	499	460,721	-	-	461,220

Stock issued upon exercise of options	250,000	25	24,975	-	-	25,000

Stock issued upon cashless exercise of warants	821,358	82	(82)	-	-	-

Beneficial conversion feature	-	-	31,000	-	-	31,000

Deferred compensation	-	-	-	(1,562,525)	-	(1,562,525)

Amortization of deferred compensation	-	-	-	1,320,461	-	1,320,461

Net loss	-	-	-	-	(3,885,078)	(3,885,078)

Balance December 31, 2006	53,665,644	5,367	10,927,066	(605,954)	(15,418,071)	(5,091,592)

Shares issued for services	1,419,637	142	906,147	-	-	906,289

Shares issued for accrued expenses	74,718	7	56,343	-	-	56,350

Shares issued for payment of debt	2,150,000	215	189,680	-	-	189,895

Beneficial conversion feature	-	-	126,271	-	-	126,271

Deferred compensation	-	-	-	(970,000)	-	(970,000)

Amortization of deferred compensation	-	-	-	580,853	-	580,853

Net loss	-	-	-	-	(1,017,119)	(1,017,119)

Balance March 31, 2007	57,309,999	$5,731	$12,205,507	$(995,101)	$(16,435,190)	$(5,219,053)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,017,119)	$(827,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,668	1,361
Amortization of debt discount - beneficial conversion feature of		-
convertible note and warrants	19,631	4,293
Financing Cost attributable to warrants	-
Change in fair value of derivative liability	40,950
Stock and warrants issued for services	1,487,142	612,950
Changes in operating assets and liabilities:
Accounts receivable
Prepaid Expenses	(5,800)
Other Assets	7,500
Accounts payable and accrued expenses	(688,391)	189,521
Accrued executive compensation	(1,280)	(34,783)

Net cash used in operating activities	(155,699)	(53,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	137,061	41,000

Net cash provided by financing activities	137,061	41,000

Net decrease in cash	(18,638)	(12,744)

Cash, beginning of period	31,451	22,696

Cash, end of period	$12,813	$9,952

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$19,631	$4,293.00
Payment of debt and interest with common stock	$189,895	$168,000
Beneficial conversion discount	$137,061	$31,000
Payment of accrued expenses with common stock	$56,350	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. (the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through March 31, 2007.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through March 31, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company and Future Fuels, Inc. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared by the Company in accordance with accounting principals generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended. The results of the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At March 31, 2007 and 2006, the Company had 10,611,495 and 14,168,705 potentially dilutive securities.

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

Stock Based Compensation

We have adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), ”Accounting for Stock-Based Compensation”, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (as amended) ("APB 25").

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain items in the 2006 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $1,017,119 for the three months ended March 31, 2007, a working capital deficiency of $5,181,372 at March 31, 2007 and a stockholders' deficiency of $5,219,053 at March 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

Notes payable at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
	(unaudited)
Denise Barbato, bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The note is payable on August 30, 2007	$698,225	$862,711
Denise Barbato, bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The notes are payable on August 31, 2007	131,000	31,000
Global Atomic Inc. demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing,
convertible into common stock at $1.00 per share	20,000	20,000
Long Lane Capital demand note at 12 % per year	--	10,000
Long Lane Capital Credit Facility, convertible into common stock
At a 50% discount to market; interest rate 12%; maturity March 28, 2008	37,061	--
Total notes payable	905,286	942,711
Less: current portion	(905,286)	(942,711)
Balance notes payable (long term portion)	$--	$--

In March 2007 the Company received an advance from Denise Barbato in the amount of $100,000. The advance is convertible into common stock at the rate of $0.084 per share and is due August 30, 2007. Since the notes are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $100,000, based on the proceeds received. The discount is being amortized over the term of the debt, through August 30, 2007. Amortization of debt discount for the three month period ended March 31, 2007 was $18,717.

On January 17, 2007 the Company issued 2,125,000 shares of common stock as payment of $164,486 of principle and $14,014 of accrued interest to Denise Barbato.

In March 2007 the Company received an advance from Long Lane Capital in the amount of $37,061, pursuant to a $100,000 credit facility. The advance is convertible into common stock at the rate of 50% of market value and is due in March 2008. In connection with the total credit facility we have issued a common stock purchase warrant for 500,000 shares of common stock, exercisable at $0.35 per share. In accordance with EITF 00-27, a portion of the proceeds of the current advance was allocated to the warrant associated with the current debt based on its relative fair value, which totaled $26,271 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%,(3) risk-free interest rate of 4.5%, and (4) expected life of 2 years. We have also recorded a beneficial conversion feature in the amount of $10,790, based on the proceed allocated to the debt. The aggregate discount is being amortized over the term of the debt, through March 28, 2008. Amortization of debt discount for the three month period ended March 31, 2007 was $914.

The embedded conversion option related to the Long Lane Capital credit facility is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the period ended March 31, 2007, the Company reflected a charge of $40,950 representing the change in the value of the embedded conversion option.

On March 16, 2007 the Company issued 25,000 shares of common stock as payment of $10,000 of principle and $1,395 of accrued interest to Long Lane Capital.

NOTE 5 - STOCKHOLDER'S EQUITY

During the three months ended March 31, 2007 the Company issued an aggregate of 1,419,637 shares of common stock, valued at $906,289 for consulting services.

During the three months ended March 31, 2007 the Company issued 74,718 shares as payment of expenses accrued at December 31, 2006 in the amount of $56,350

During January 2007 the Company issued 2,125,000 shares of common stock as payment of $178,500 of principal and interest due to Denise Barbato.

During March 2007 the Company issued 25,000 shares of common stock as payment of $11,395 of principle and interest due to Long Lane Capital.

In connection with the Long Lane Capital credit facility we have issued a common stock purchase warrant for 500,000 shares of common stock, exercisable at $0.35 per share.

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

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three months ended March 31, 2007 and 2006.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the company issued 896,857 shares valued at $563,581 for consulting services.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business Overview

Nuclear Solutions, Inc. is engaged in the research, development, and commercialization of innovative product technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop advanced product technologies to address emerging market opportunities in the fields of nuclear technology and synthetic and bio-fuels. The company, through its subsidiaries Fuel Frontiers, Inc. and Liquidyne Fuels, Inc. is also engaged in the development of facilities to produce alternative fuels from waste materials and bioethanol through conventional and commercially available fermentation processes.

Recent Developments

On March 22, 2007, the Company entered into a twelve month Revolving Line of Credit Agreement (the "Agreement") with Long Lane Capital, Inc. ("LLC"). LLC agreed to provide a $100,000 line of credit at 12% interest. On March 22, 2007, LLC advanced the Company the sum of $37,060.52. All sums advanced, including accrued interest, are convertible at LLC's option into Company restricted common shares at a Fifty percent discount to the lowest closing bid price between March 22, 2007 and the conversion date, subject to a floor price of Ten Cents per share. Additionally, in connection with the Agreement, the Company granted LLC a common stock purchase warrant for 500,000 restricted common shares at the same exercise pricing, including an option for cashless exercise.

On April 13, 2007, we entered into an engineering and design agreement whereby we pre-paid $100,000 for engineering services related to the construction of our waste to ultra-clean diesel projects.

Results of Operations

REVENUES: The Company reported revenues of $100,000 from our existing technology licence agreement, for the three months ended March 31, 2007 as compared with revenues from continuing operations of $0 for the three months ended March 31, 2006. The increase in revenues is attributable to our policy of recognizing revenues on a cash basis. During the first quarter of 2007, we recieved and recognized $100,000 in revenue compared to $0 the three months ended March 31, 2006.

Business Concentration

For the year ended December 31, 2006, and the first quarter ended March 31, 2007, the balance of all accounts receivables was from one customer.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $795,807 for the three months ended March 31, 2006 to $1,035,610 for the three months ended March 31, 2007 . The principal reason for this increase was due to an increase in consulting fees, legal, and professional fees as a result of increased business development activites.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $795,807 for the three months ended March 31, 2006 to $1,035,610 for the three months ended March 31, 2007. This increase was primarily due to increased business development activites, as stated above. Depreciation expense increased for the first quarter of 2007 versus the first quarter of 2006, increasing from $361 for the three months ended March 31, 2006 to $1668, for the three months ended March 31, 2007. This slight increase reflects no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense increased from $31,279 for the three months ended March 31, 2006 to $40,559 for the three months ended March 31, 2007. This increase is due primarily to increased debt to finance company operations.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative

Expenses increased by $14,278 during the three months ended March 31, 2007 to a total amount of $41,226 as compared to $26,948 for the three months ended March 31, 2006. The increase was due to increased travel and general business expenses.

NET LOSS: The company incurred a net loss of ($1,017,119) for the three months ended March 31, 2007, compared with a net loss of ($827,086) for the three months ended March 31, 2006 , which reflects a year-to-year increase in the amount of loss for the quarter of $190,033. The principal reason for this increase was due to incurring more operating expenses as a result of increased business development activites.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2007, we had a working capital deficit of $5,181,372 which compares to a working capital deficit of $ 5,114,819 as of March 31, 2006. As a result of our operating losses for the quarter ended March 31, 2007, we generated a cash flow deficit of $155,699 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $137,061 on proceeds from short-term notes payable.

In addition to the revenue provided by the license agreement with IPTH, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity capital in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required. We intend to use the proceeds derived from revenues or financing to pay salaries, and general and administrative expenses to maintain the core operations of the company. By adjusting our operations and development to the level of capitalization, we believe that the annual expected license revenue of $970,000, if collected, will be sufficient to sustain the basic company operations over the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2007, we had cash and cash equivalents aggregated $12,813.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our outstanding debt obligations are fixed and are not subject to market fluctuations. Some of our convertible debt may have its interest costs increased if the debt is converted into common stock because the conversion price is a function of the market price of our common stock.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph(a)above, and noted above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

Item 1A.  Risk Factors

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

We have not been profitable since our inception. Although we believe that we may recognize revenues during the next twelve months based on our licence agreement with IPTH, and expressions of interest from third parties, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues. Our technologies have never been utilized on a large-scale commercial basis.

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

Risks associated with acquisitions

As a major component of its business strategy, the Company expects it may acquire assets, and businesses, and, or technologies relating to or complementary to its business model. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business could be disrupted and its management's time and attention diverted; the Company could be unable to integrate successfully.

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

Potential fluctuations in quarterly operating results -

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the interest in our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

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

Sarbanes-Oxley Act of 2002

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock. Pursuant to Section 404 of SOX, beginning with our annual report on Form 10-K for the fiscal year ended February 29, 2008, we will be required to furnish a report by management on our internal controls over financial reporting.  This report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  This report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of these internal controls.  Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

During this fiscal quarter, we issued the following common stock:

On January 10, 2007 the company issued 2,125,000 shares to Denise Barbato valued at $178,500 as a partial payment for the January 8th, 2004 debt consolidation agreement.

On February 28, 2007, the Company entered into a settlment agreement resolving a dispute with Randy Thomas werein the Company issued 200,000 restricted common shares valued at $130,000 in full and final settlment of the dispute.

On March 16, 2007, the company issued Long Lane Capital, Inc., 25,000 restricted common shares as repayment for a loan including the shares were valued at $11,395.

On March 22, 2007, the Company entered into a twelve month Revolving Line of Credit Agreement (the "Agreement") with Long Lane Capital, Inc. ("LLC"). LLC agreed to provide a $100,000 line of credit at 12% interest. On March 22, 2007, LLC advanced the Company the sum of $37,060.52. All sums advanced, including accrued interest, are convertible at LLC's option into Company restricted common shares at a Fifty percent discount to the lowest closing bid price between March 22, 2007 and the conversion date, subject to a floor price of Ten Cents pershare. Additionally, in connection with the Agreement, the Company granted LLC a common stock purchase warrant for 500,000 restricted common shares at the same exercise pricing, including an option for cashless exercise.

We believe the securities issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

None.

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

Dated: May 15, 2007.

NUCLEAR SOLUTIONS, INC.

By:	/s/Patrick Herda	By:	/s/Kenneth Faith
	Patrick Herda		Kenneth Faith
	Title: President, CEO		Title: CFO