Form 10-Q
period 2007-06-30
NUCLEAR SOLUTIONS INC
filed 2007-08-20
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable on to corporate issuers

State the number of shares outstanding of each of the issuer's class of Common equity, as of June 30, 2007: 60,323,027

Transitional Small Business Disclosure Format (Check One)Yes ☐ No ☒

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash	$161,502	$31,451
Prepaid Expenses	115,000	9,200

Total current assets	276,502	40,651

Property and equipment, net of accumulated depreciation
of $25,041 and $21,718 as of June 30, 2007 and December 31, 2006 respectively	10,603	13,926

Other assets	1,800	9,300

Total assets	$288,905	$63,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,614,855	$3,179,367
Accrued executive compensation	1,017,112	1,033,392
Convertible notes payable - related parties, net of discount of $11,148	39,852	39,000
and $0 as of June 30,2007 and December 31, 2006 respectively
Convertible notes payable - other, net of discount of $296,725 and
and $0 as of June 30,2007 and December 31, 2006 respectively	734,879	903,711
Total current liabilities	5,406,698	5,155,470

Derivative liability (Note 4)	113,729	-

Total Liabilities	5,520,427	5,155,470

Commitments and contingencies

Deficiency in stockholders' equity (Note 5)
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 100,000,000
shares authorized, 60,323,027 and 53,665,644 issued and
outstanding as of June 30, 2007 and December 31, 2006 respectively	6,032	5,367
Additional paid-in capital	13,298,186	10,927,066
Deferred equity based expense	(926,887)	(605,954)
Accumulated deficit	(17,608,853)	(15,418,072)

Total deficiency in stockholders' equity	(5,231,522)	(5,091,593)

Total liabilities and deficiency in stockholders' equity	$288,905	$63,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$-	$20,000	$100,000	$20,000

Executive compensation	13,750	27,500	27,500	55,000
Consulting	755,009	911,658	1,487,062	1,486,456
Legal and professional fees	171,532	237,379	418,444	402,579
General and administrative expenses	39,670	41,800	80,897	68,748
Depreciation and amortization	1,656	1,339	3,324	2,700
	—	—
	981,617	1,219,676	2,017,227	2,015,483

Loss from operations	(981,617)	(1,199,676)	(1,917,227)	(1,995,483)

Other Income(expenses)
Interest expense	(160,377)	(42,062)	(200,936)	(73,342)
Change in fair value of derivative liability	(31,670)	-	(72,620)
Loss before provision for income taxes	(1,173,664)	(1,241,738)	(2,190,783)	(2,068,825)

Provision for income taxes	—	-
Net loss	$(1,173,664)	$(1,241,738)	$(2,190,783)	$(2,068,825)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.04)

Weighted average number of common shares
outstanding, basic and diluted	58,150,890	48,708,836	56,186,115	47,228,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS" EQUITY
FOR THE PERIOD JANUARY 1, 2005 TO JUNE 30, 2007
(unaudited)

						Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Equity

Balance December 31, 2006	53,665,644	$5,367	$10,927,066	$(605,954)	$(15,418,071)	$(5,091,592)

Shares issued for services	2,432,665	243	1,536,427	-	-	1,536,670

Shares issued for accrued expenses	74,718	7	56,343	-	-	56,350

Shares issued for payment of debt	4,150,000	415	357,480	-	-	357,895

Beneficial conversion feature	-	-	420,871	-	-	420,871

Deferred compensation	-	-	-	(1,453,120)	-	(1,453,120)

Amortization of deferred compensation	-	-	-	1,132,187	-	1,132,187

Net loss	-	-	-	-	(2,190,782)	(2,190,782)

Balance June 30, 2007	$60,323,027	$6,032	$13,298,187	$(926,887)	$(17,608,853)	$(5,231,521)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,190,782)	$(2,068,825)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,324	2,700
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	154,107	20,177
Financing Cost attributable to warrants	-	-
Change in fair value of derivative liability	72,620	1,729,887
Stock and warrants issued for services	2,668,857
Changes in operating assets and liabilities:
Accounts receivable	-	60,000
Prepaid Expenses	(105,800)
Other Assets	7,500
Accounts payable and accrued expenses	(925,474)	221,020
Accrued executive compensation	(16,280)	(27,783)

Net cash used in operating activities	(331,928)	(62,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	461,980	41,000

Net cash provided by financing activities	461,980	41,000

Net increase in cash	130,052	(21,824)

Cash, beginning of period	31,451	22,696

Cash, end of period	$161,503	$872

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$154,107	$20,177
Payment of debt and interest with common stock	$357,895	$236,100
Beneficial conversion discount	$420,871	$31,000
Payment of accrued expenses with common stock	$56,350	$1,056,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. (the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through June 30, 2007.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through June 30, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company and Fuel Frontiers, Inc. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At June 30, 2007 and 2006, the Company had 12,317,665 and 14,159,848 potentially dilutive securities.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $2,190,783 for the six months ended June 30, 2007, a working capital deficiency of $5,130,197 at June 30, 2007 and a stockholders' deficiency of $5,231,522 at June 30, 2007. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

Notes payable at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)
Denise Barbato, bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The note is payable on August 30, 2007	$550,625	$862,711
Denise Barbato, bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The notes are payable on August 31, 2007	381,000	31,000
Global Atomic Inc. demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing,
convertible into common stock at $1.00 per share	20,000	20,000
Long Lane Capital demand note at 12 % per year	--	10,000
Long Lane Capital Credit Facility, convertible into common stock
At a 50% discount to market; interest rate 12%; maturity March 28, 2008	99,980	--
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 12%; maturity June 4, 2008	12,000	--
Total notes payable	1,082,605	942,711
Less: current portion	(1,082,605)	(942,711)
Balance notes payable (long term portion)	$--	$--

During the six months ended June 30, 2007 the Company received advances from Denise Barbato in the amount of $350,000. The advances are convertible into common stock at the rate of $0.084 per share and are due August 30, 2007. Since the advances are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $350,000, based on the proceeds received. The discount is being amortized over the term of the debt, through August 30, 2007. Amortization of debt discount for the six and three month periods ended June 30, 2007 was $128,880 and $110,163, respectively.

On January 17, 2007 the Company issued 2,125,000 shares of common stock as payment of $164,486 of principle and $14,014 of accrued interest to Denise Barbato.

On June 20, 2007 the Company issued 2,000,000 shares of common stock as payment of $147,601 of principle and $20,399 of accrued interest to Denise Barbato.

In March and April, 2007 the Company received an advance from Long Lane Capital in the amount of $99,980, pursuant to a $100,000 credit facility. The advance is convertible into common stock at the rate of 50% of market value and is due in March 2008. In connection with the total credit facility we have issued a common stock purchase warrant for 500,000 shares of common stock, exercisable at $0.35 per share. In accordance with EITF 00-27, a portion of the proceeds of the current advance was allocated to the warrant associated with the current debt based on its relative fair value, which totaled $70,871 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.5%, and (4) expected life of 2 years. We have also recorded a beneficial conversion feature in the amount of $29,109, based on the proceeds allocated to the debt. The aggregate discount is being amortized over the term of the debt, through March 28, 2008. Amortization of debt discount for the three and six month periods ended June 30, 2007 was $23,461 and $24,375, respectively.

The embedded conversion option related to the Long Lane Capital credit facility is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three and six month periods ended June 30, 2007, the Company reflected a charge of $26,157 and $67,107, respectively, representing the change in the value of the embedded conversion option.

On June 4, 2007 the Company received $12,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 12% per year and maturing on June 4, 2008. The note is convertible into common stock at the rate of 50% of market value. We have recorded a beneficial conversion feature in the amount of $12,000. The discount is being amortized over the term of the debt, through June 4, 2008. Amortization of debt discount for the three and six month periods ended June 30, 2007 was $852.

The embedded conversion option related to the Powers note is accounted for under EITF issue No. 00-19. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three and six month periods ended June 30, 2007, the Company reflected a charge of $5,512, representing the change in the value of the embedded conversion option.

On March 16, 2007 the Company issued 25,000 shares of common stock as payment of $10,000 of principle and $1,395 of accrued interest to Long Lane Capital.

NOTE 5 - STOCKHOLDER'S EQUITY

During the six months ended June 30, 2007 the Company issued an aggregate of 2,432,665 shares of common stock, valued at $1,536,670, for consulting services.

During the six months ended June 30, 2007 the Company issued 74,718 shares as payment of expenses accrued at December 31, 2006 in the amount of $56,350

During January 2007 the Company issued 2,125,000 shares of common stock as payment of $178,500 of principal and interest due to Denise Barbato.

On June 20, 2007 the Company issued 2,000,000 shares of common stock as payment of $147,601 of principle and $20,399 of accrued interest to Denise Barbato.

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

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three and six months ended June 30, 2007 and 2006.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the company issued 527,819 restricted shares and 138,246 registered shares cumulatively valued at $457,449 for consulting services.

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

Business Overview

Nuclear Solutions, Inc. and its subsidiaries are engaged in the development of renewable/synthetic fuel production facilities using gas-to-liquid (GTL), coal-to-liquid(CTL) and bio-fuel production technologies as well as developing advanced technology concepts for strategic sensing and power systems through the company's Advanced Technology Research (ATR) division.

Shift in Company Focus

Since the date of the last quarterly report, management has decided to focus the company's resources primarily towards developing synthetic-renewable fuel production facilities as the main center of company activity.

Although the company is focusing on synthetic-renewable fuels, it intends to continue opportunistic development its portfolio technologies, as discussed in the most recent annual report, including sensing technologies suitable for detecting shielded nuclear weapons within a new Advanced Technology Research division. The Advanced Technology Research Division is mandated to develop technologies that could enhance and support the company's renewable-synthetic fuels business in addition to continuing development of advanced weapon sensing and power systems.

Given the company's shift of focus away from the development of nuclear technologies as its core business, and subject to applicable regulations, management intends to change the company's name to more accurately reflect the current business of the company as soon as practical.

Recent Developments

On April 13, 2007, we entered into an engineering and design agreement whereby we pre-paid $100,000 for engineering services related to the construction of our waste to ultra-clean diesel projects.

Results of Operations

REVENUES: The Company reported revenues of $100,000 from our existing technology licence agreement, for the six months ended June 30, 2007 as compared with revenues from continuing operations of $20,000 for the six months ended June 30, 2006. The increase in revenues is attributable to our policy of recognizing revenues on a cash basis. During the second quarter of 2007, we recieved and recognized $0 in revenue in the three months ended June 30, 2007.

Business Concentration

For the year ended December 31, 2006, and the six month period ended June 30, 2007, the balance of all accounts receivables was from one customer.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $2,015,483 for the six months ended June 30, 2006 to $2,017,227 for the six months ended June 30, 2007.

The slight overall increase is the result of consulting fees, legal, and professional fees increasing from $402,579 to $418,444 due to increased business development activites, and a decrease in executive compensation from $55,000 to $27,500 in their respective six month periods from 2006 to 2007.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $2,015,483 for the six months ended June 30, 2006 to $2,017,227 for the six months ended June 30, 2007. This increase was primarily due to increased business development activites, as stated above. Depreciation expense increased for the first six months of 2007 versus the first six months of 2006, increasing from $2,700 for the six months ended June 30, 2006 to $3,324, for the six months ended June 30, 2007. This slight increase reflects no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense increased from $73,342 for the six months ended June 30, 2006 to $200,936 for the six months ended June 30, 2007. This increase is due primarily to increased debt to finance company operations.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative

Expenses increased by $12,149 during the six months ended June 30, 2007 to a total amount of $80,897 as compared to $68,748 for the six months ended June 30, 2006. The increase was due to increased travel and general business expenses.

NET LOSS: The company incurred a net loss of (2,190,783) for the six months ended June 30, 2007, compared with a net loss of ($2,068,825) for the three months ended June 30, 2006 , which reflects a year-to-year increase in the amount of loss for the period of $121,958. The principal reason for this increase was due to incurring more operating expenses as a result of increased business development activites.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2007, we had a working capital deficit of $5,130,196 which compares to a working capital deficit of $ 3,702,605 as of June 30, 2006. As a result of our operating losses for the six month period ended June 30, 2007, we generated a cash flow deficit of $331,928 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $461,980 on proceeds from short-term notes payable.

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

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2007, we had cash and cash equivalents aggregated $161,502.

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

As of the end of the reporting period, June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

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

During this fiscal quarter, we issued the following common stock:

On June 20, 2007 the company issued 2,000,000 shares to Denise Barbato valued at $168,500 as a partial payment for the January 8th, 2004 debt consolidation agreement.

On July 31, 2007, the company issued Brian Ettinger 527,819 restricted common shares in connection with a consulting services agreement for the development of synthetic ultra-clean diesel projects. The shares were valued at $351,000.

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

Dated: August 20, 2007.

NUCLEAR SOLUTIONS, INC.

By:	/s/ Patrick Herda	By:	/s/ Kenneth Faith

	Patrick Herda		Kenneth Faith
	Title: President, CEO		Title: CFO