Form 10-Q
period 2007-09-30
NUCLEAR SOLUTIONS INC
filed 2007-11-15
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable on to corporate issuers

State the number of shares outstanding of each of the issuer's class of Common equity, as of November 7 2007: 68,603,365

Transitional Small Business Disclosure Format (Check One)Yes ☐ No ☒

NUCLEAR SOLUTIONS, INC.

INDEX

Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet - September 30, 2007
	(unaudited)	3

	Condensed Consolidated Statements of Operations - For
	the three and nine months ended September 30, 2007
	and 2006 (unaudited)	4

	Condensed Consolidated Statement of Deficiency in Stockholders' Equity
	For the period January 1, 2007 to September 30, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - For
	the nine months ended September 30, 2007 and 2006
	(unaudited)	6

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	7

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12
Item 3.	Quantitative and Qualitative
	Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

Part II - Other Information

Item 1.	LegalProceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales
	of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash	$1,855	$31,451
Prepaid Expenses	115,000	9,200

Total current assets	116,855	40,651

Property and equipment, net of accumulated depreciation
of $26,667 and $21,718 as of September 30, 2007 and December 31, 2006 respectively	8,977	13,926

Other assets	1,800	9,300

Total assets	$127,632	$63,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,655,719	$3,179,367
Accrued executive compensation	995,112	1,033,392
Convertible notes payable - related parties, net of discount of $ 8,131
and $0 as of September 30, 2007 and December 31, 2006 respectively (Note 4)	42,869	39,000
Convertible notes payable - other, net of discount of $80,096 and
and $0 as of September 30, 2007 and December 31, 2006 respectively (Note 4)	786,977	903,711

Total current Liabilities	4,480,677	5,155,470

Derivative liability (Note 4)	122,978	-

Total liabilities	4,603,655	5,155,470

Commitments and contingencies

Deficiency in stockholders' equity (Note 5)
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 100,000,000
shares authorized, 66,053,365 and 53,665,644 issued and
outstanding as of September 30, 2007 and December 31, 2006 respectively	6,605	5,367
Additional paid-in capital	15,237,320	10,927,066
Deferred equity based expense	(976,834)	(605,954)
Accumulated deficit	(18,743,114)	(15,418,072)

Total deficiency in stockholders' equity	(4,476,023)	(5,091,593)

Total liabilities and deficiency in stockholders' equity	$127,632	$63,877

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$-	$203,000	$100,000	$223,000

Executive compensation	13,750	27,500	41,250	82,500
Consulting	472,053	492,385	1,959,115	1,978,841
Legal and professional fees	305,812	187,032	724,256	589,611
General and administrative expenses	35,282	27,611	116,179	96,359
Depreciation and amortization	1,625	1,626	4,949	4,326
		-
	828,522	736,154	2,845,749	2,751,637

Loss from operations	(828,522)	(533,154)	(2,745,749)	(2,528,637)

Other Income(expenses)
Interest expense	(296,489)	(36,775)	(497,425)	(110,117)
Change in fair value of derivative liability	(9,249)	-	(81,869)	-
Loss before provision for income taxes	(1,134,260)	(569,929)	(3,325,043)	(2,638,754)

Provision for income taxes	-	-	-	-
Net loss	$(1,134,260)	$(569,929)	$(3,325,043)	$(2,638,754)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Weighted average number of common shares
outstanding, basic and diluted	62,014,227	50,242,564	58,688,169	48,244,164

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2007 TO SEPTEMBER 30, 2007
(unaudited)

						Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Equity

Balance December 31, 2006	53,665,644	$5,367	$10,927,066	$(605,954)	$(15,418,071)	$(5,091,592)

Shares issued for services	3,291,209	329	1,896,091	-	-	1,896,420

Shares issued for accrued expenses	1,946,512	194	1,334,112	-	-	1,334,306

Shares issued for payment of debt and interest	7,150,000	715	609,180	-	-	609,895

Beneficial conversion feature	-	-	470,871	-	-	470,871

Deferred compensation	-	-	-	(1,928,620)	-	(1,928,620)

Amortization of deferred compensation	-	-	-	1,557,740	-	1,557,740

Net loss	-	-	-	-	(3,325,043)	(3,325,043)

Balance September 30, 2007	66,053,365	$6,605	$15,237,320	$(976,834)	$(18,743,114)	$(4,476,023)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,325,043)	$(2,638,754)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,950	4,326
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	423,753	31,000
Change in fair value of derivative liability	81,869	-
Stock and warrants issued for services	3,454,160	2,090,678
Changes in operating assets and liabilities:
Accounts receivable	-	60,000
Prepaid Expenses	(105,800)	-
Other Assets	7,500	(7,500)
Accounts payable and accrued expenses	(1,044,685)	526,500
Accrued executive compensation	(38,280)	(24,088)

Net cash (used in) provided by operating activities	(541,576)	42,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(7,602)

Net cash used in investing activities	-	(7,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	511,980	41,000
Proceeds fro sale of common stock	-	25,000

Net cash provided by financing activities	511,980	66,000

Net (decrease) increase in cash	(29,596)	100,560

Cash, beginning of period	31,451	22,696

Cash, end of period	$1,855	$123,256

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$423,753	$31,000
Payment of debt and interest with common stock	$609,895	$303,300
Beneficial conversion discount	$511,980	$31,000
Payment of accrued expenses with common stock	$1,334,306	$1,024,366

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. (the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through September 30, 2007.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through September 30, 2007.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At September 30, 2007 and 2006, the Company had 10,304,499 and 12,409,172 potentially dilutive securities, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $3,325,043 for the nine months ended September 30, 2007, a working capital deficiency of $4,363,822 at September 30, 2007 and a stockholders' deficiency of $4,476,023 at September 30, 2007. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBT

Notes payable at September 30, 2007 and December 31, 2006 are as follows:
	September 30,	December 31,
	2007	2006
	(unaudited)
Denise Barbato, bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The note is payable on December 31, 2007	$336,093	$862,711
Denise Barbato, bearing interest at 10% per year, convertible into common stock
at $0.084 per share. The notes are payable on December 31, 2007	431,000	31,000
Global Atomic Inc. demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year,
convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing,
convertible into common stock at $1.00 per share	20,000	20,000
Long Lane Capital demand note at 12 % per year	--	10,000
Long Lane Capital Credit Facility, convertible into common stock
At a 50% discount to market; interest rate 12%; maturity March 28, 2008	99,980	--
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 12%; maturity June 4, 2008	12,000	--
Total notes payable	918,073	942,711
Less: current portion	(918,073)	(942,711)
Balance notes payable (long term portion)	$--	$--

During the nine months ended September 30, 2007 the Company received advances from Denise Barbato in the amount of $400,000. The advances are convertible into common stock at the rate of $0.084 per share and the due date has been extended to December 31, 2007. Since the advances are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $400,000, based on the proceeds received. The discount is being amortized over the term of the debt, through December 31, 2007. Amortization of debt discount for the nine and three month periods ended September 30, 2007 was $369,114 and $240,234, respectively.

On January 17, 2007 the Company issued 2,125,000 shares of common stock as payment of $164,486 of principle and $14,014 of accrued interest to Denise Barbato.

On June 20, 2007 the Company issued 2,000,000 shares of common stock as payment of $147,601 of principle and $20,399 of accrued interest to Denise Barbato.

On September 12, 2007 the Company issued 3,000,000 shares of common stock as payment of $214,532 of principle and $37,468 of accrued interest to Denise Barbato.

In March and April, 2007 the Company received an advance from Long Lane Capital in the amount of $99,980, pursuant to a $100,000 credit facility. The advance is convertible into common stock at the rate of 50% of market value and is due in March 2008. In connection with the total credit facility we have issued a common stock purchase warrant for 500,000 shares of common stock, exercisable at $0.35 per share. In accordance with EITF 00-27, a portion of the proceeds of the current advance was allocated to the warrant associated with the current debt based on its relative fair value, which totaled $70,871 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.5%, and (4) expected life of 2 years. We have also recorded a beneficial conversion feature in the amount of $29,109, based on the proceeds allocated to the debt. The aggregate discount is being amortized over the term of the debt, through March 28, 2008. Amortization of debt discount for the three and nine month periods ended September 30, 2007 was $26,396 and $50,772, respectively.

The embedded conversion option related to the Long Lane Capital credit facility is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three and nine month periods ended September 30, 2007, the Company reflected a charge of $12,961 and $80,069, respectively, representing the change in the value of the embedded conversion option.

On June 4, 2007 the Company received $12,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 12% per year and maturing on June 4, 2008. The note is convertible into common stock at the rate of 50% of market value. We have recorded a beneficial conversion feature in the amount of $12,000. The discount is being amortized over the term of the debt, through June 4, 2008. Amortization of debt discount for the three and nine month periods ended September 30, 2007 was $3,016 and $3,868, respectively.

The embedded conversion option related to the Powers note is accounted for under EITF issue No. 00-19. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three and nine month periods ended September 30, 2007, the Company reflected a credit of $3,712 and a charge of $1,800, respectively, representing the change in the value of the embedded conversion option.

On March 16, 2007 the Company issued 25,000 shares of common stock as payment of $10,000 of principle and $1,395 of accrued interest to Long Lane Capital.

 NOTE 5 - STOCKHOLDER'S EQUITY

During the nine months ended September 30, 2007 the Company issued an aggregate of 3,291,209 shares of common stock, valued at $1,896,091, for consulting services.

During the nine months ended September 30, 2007 the Company issued 1,946,512 shares as payment of expenses accrued at December 31, 2006 in the amount of $1,334,306.

During the nine months ended September 30, 2007 the Company issued 7,125,000 shares of common stock as payment of $526,618 of principal and $71,882 of accrued interest due to Denise Barbato.

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

During the nine months ended September 30,2006 the Company issued 2,800,000 shares of common stock as payment of $235,200 of interest accrued to Denise Barbato.

In April 2006 the company issued 309,545 shares to Long Lane capital valued at $68,100 as a payment for the February 2005 note of $60,000 plus accrued interest of $8,100.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company licensed its technology to one customer during the three and nine months ended September 30, 2007 and 2006.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the company issued 2,550,000 restricted shares to Denise Barbato as a partial payment on the January 8, 2004 debt consolidated agreement and 74,636 registered shares valued at $29,000 for consulting services.

On October 29, 2007 the company received a conversion notice from Long Lane capital, Inc. electing to exercise its conversion rights under the Revolving Line of Credit Agreement dated March 22, 2007 and requesting the delivery of 1,174,648 shares as a payment in full for the outstanding demand note principle balance of $100,000 plus $6,305.70 accrued interest through October 31, 2007.

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

Results of Operations

REVENUES: The Company reported revenues of $100,000 from our existing technology licence agreement, for the nine months ended September 30, 2007 as compared with revenues from continuing operations of $223,000 for the nine months ended September 30, 2006. The decrease in revenues is attributable to our policy of recognizing revenues on a cash basis. During the third quarter of 2007, we recieved and recognized $0 in revenue in the three months ended September 30, 2007.

Business Concentration

For the year ended December 31, 2006, and the nine month period ended September 30, 2007, the balance of all accounts receivables was from one customer.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $2,861,754 for the nine months ended September 30, 2006 to $3,425,043 for the nine months ended September 30, 2007. The principal reason for this increase was due to an increase in legal, and professional fees as a result of increased business development activites.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $2,751,637 for the nine months ended September 30, 2006 to $2,845,749 for the nine months ended September 30, 2007. This increase was primarily due to increased business development activites, as stated above. Depreciation expense increased for the first nine months of 2007 versus the first nine months of 2006, increasing from $4,326 for the nine months ended September 30, 2006 to $4,949, for the nine months ended September 30, 2007. This slight increase reflects no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense increased from $110,117 for the nine months ended September 30, 2006 to $497,425 for the nine months ended September 30, 2007. This increase is due primarily to increased debt to finance company operations.

SALES, GENERAL AND ADMINISTRATIVE: Sales, General & Administrative

Expenses increased by $19,820 during the nine months ended September 30, 2007 to a total amount of $116,179 as compared to $96,359 for the nine months ended September 30, 2006. The increase was due to increased travel and general business expenses.

NET LOSS: The Company incurred a net loss of ($3,325,043) for the nine months ended September 30, 2007, compared with a net loss of ($2,638,754) for the nine months ended September 30, 2006, which reflects a year-to-year increase in the amount of loss for the period of $686,289. The principal reason for this increase was due to incurring more operating expenses as a result of increased business development activites.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2007, we had a working capital deficit of $4,363,822 which compares to a working capital deficit of $ 4,097,020 as of September 30, 2006. As a result of our operating losses for the nine month period ended September 30, 2007, we generated a cash flow deficit of $541,576 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $511,980 on proceeds from short-term notes payable.

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

Management believes it has sufficient capital resources to meet basic General and Administrative expenses through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 30, 2007, we had cash and cash equivalents aggregated $1,855.

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

As of the end of the reporting period, March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures were not completely effective in timely alerting them to material information relating to the Company and required to be included in the Company's period SEC filings. The particular weakness identified related to the reporting of the issuance of unregistered common stock which exceeded one percent of our issued and outstanding common stock which should have been reported on a Form 8-K Current Report. The Company failed to file the Form 8-K due to the fact that on December 31, 2006, the Company exceeded the public float limitations of Regulation S-B and was required to report under Regulation S-K. This loss of Regulation S-B eligibility required the reporting of unregistered equity securities when the issuance exceeded one percent of the Company’s issued and outstanding equity securities, rather than five percent as required by Regulation S-B. As a result of loss of Regulation S-B eligibility, the Company failed to timely report the issuance of unregistered common stock in January, September and October 2007. Failure to timely report this issuance was a material weakness. The Company has taken corrective action and changed its reporting procedures in a manner which it believes is consistent with Regulation S-K reporting requirements.

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

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company’s business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

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

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the unaudited condensed consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 12, 2007, we issued Denise Barbato 3,000,000 common shares valued at $252,000 as a partial payment on the January 8, 2004 debt consolidation agreement.

On September 26, 2007, we issued Jackie Brown 100,000 common shares as payment for the November 12, 2003 Licensing Option Agreement consideration. The shares had been valued on that date at $8,300.

On September 28, 2007, we issued 50,000 common shares to Jim Arnold pursuant to his professional consulting agreement. The shares were valued at $17,000.

On October 24, 2007, we issued Denise Barbato 2,550,000 common shares valued at $214,200 as a partial payment on the January 8, 2004 debt consolidation agreement.

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

Item 5.  Other Information.

None.

Qualification of Contents of the Transaction Summary:

The following paragraphs contain a limited summary of the principal terms of a Development Agreement and two amendments executed by Fuel Frontiers, Inc., a company subsidiary. The summary below is qualified in its entirety by the terms and conditions of the Development Agreement dated July 30, 2007, the First Amendment of Development Agreement dated August 8, 2007 and the Second Amendment of Development Agreement dated November 12, 2007, all of which are attached to this report as Exhibits 10.1, 10.2 and 10.3 respectively.

Development Agreement and Amendments:

The company received $200,000 as partial payment associated with a Development Agreement with Kentucky Fuel Associates, Inc. (herein, “KFA) which was originally signed on July 30, 2007 and subsequently amended twice. The purpose of the Development Agreement is to initially explore development opportunities for a coal-to-gas-to-liquid fuels (“CTL”) production facility in the State of Kentucky. FFI has focused corporate efforts in the area of CTL production technologies. KFA has expertise and business relationships in Kentucky which may compliment FFI’s CTL efforts.

KFA has agreed to provide FFI with an initial funding of $2,000,000 for exclusive use in connection with FFI’s costs and expenses associated with the development of a CTL production facility in Kentucky. The $200,000 payment represents an initial advance on the $2,000,000.

FFI has granted KFA the exclusive right to locate and develop CTL production projects in the State of Kentucky and the non-exclusive right to perform the same functions throughout the United States. KFA will also have the right to match any third party’s proposals for CTL production projects in the United States, subject to FFI’s approval.

In consideration of the Development Agreement and for each site located by KFA and accepted by FFI for development, FFI has agreed to pay KFA Seven (7%) percent of the net pre-tax income for each CTL production facility for the life of each facility. Additionally, in consideration for KFA’s $2,000,000 funding, FFI will grant KFA a two and one-half (2.5%) percent equity interest in the first CTL facility developed by KFA.

The Development Agreement has a ten (10) year term and is renewable, at the election of the parties, for an additional five (5) year term. The Agreement may be terminated for a breach of any material provision which remains uncured for more than ninety (90) days following written notice of the breach.

The reader is cautioned not to place undue reliance on the prospect that FFI will receive the initial funding balance of $1,800,000 until it is actually paid to the company.

Item 6.  Exhibits

(a)	Exhibits:

10.1	Development Agreement dated July 30, 2007
10.2	First Amendment of Development Agreement dated August 8, 2007
10.3	Second Amendment of Development Agreement dated November 12, 2007

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
31.2	Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.
32.2	Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007.

NUCLEAR SOLUTIONS, INC.

By:	/s/Patrick Herda	By:	/s/Kenneth Faith
	Patrick Herda		Kenneth Faith
	Title: President, CEO		Title: CFO