Form 10-K
period 2007-12-31
NUCLEAR SOLUTIONS INC
filed 2008-04-15
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to
Commission file number 000-31959

Nuclear Solutions, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0433815
(State of Incorporation)	(IRS Employer Identification No.)

5505 Connecticut Ave., Ste. 191, Washington, D.C.	20015
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number,(202) 787 - 1951

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act:
Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 14, 2008, there were 84,799,946 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $19,174,462 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on April 14, 2008. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at April 14, 2008, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Nuclear Solutions, Inc. and Subsidiaries
FORM 10-K
December 31, 2007

PART I

Item 1. Description of Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Item 1. Description of Business.

(a) Our Corporate History. The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc, an internet e-commerce company. We are a development stage company. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc. At that time, our primary business was the development of a new type of nuclear reactor technology. As of the date of this report, our business is now focused on the production of synthetic diesel fuel from coal and commercial product technologies for homeland security and defense, and nanotechnolology power applications.

(b) Business of the Issuer.

Our Business:

Nuclear Solutions, Inc. is engaged in the research, development, and commercialization of innovative product technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop advanced product technologies to address emerging market opportunities in the fields of homeland security, nanotechnology. The company is also engaged in the development of facilities to produce synthetic fuels from waste materials through its subsidiary Fuel Frontiers, Inc

Our business now operates in two distinct business segments. We operate a technology development business which is focused on developing advanced product technologies to address emerging market opportunities in the fields of homeland security, nanotechnology micro-battery power systems.

We are also developing a synthetic fuel production business which is focused on the production of ultraclean synthetic diesel from waste materials and traditional feed stocks such as coal using a plasma-based gasification system and a conventional synthesis gas to fuel reforming system based upon Fisher-Tropsch technology.

About Our Technology Development Business:

Please note: due to allocating significant resources to our synthetic fuels business in 2007, we have primarily focused our technology development business to developing our intellectual property and maintaining it. We have not applied significant resources towards the marketing and sales of our weapon detection technologies or our nuclear micro-battery power technologies during 2007. The company operates this business by hiring technical expertise to develop innovative and emerging technologies that we believe have significant market potential. We strive to develop technologies identified as viable to the point that they may be licensed, joint-ventured or sold to an industrial or governmental entity, or otherwise commercialized. We do not maintain technical facilities or a laboratory of our own. Our business model is to utilize the technical facilities and capabilities of appropriate outside laboratories under contract to us when appropriate. By taking advantage of existing technology infrastructures, this preferred method of technology development reduces capital investment costs and the length of time required to develop technologies. This is especially important in light of the extensive requirements for the government approval and safe handling of nuclear materials. Any development efforts contemplated or planned that involve nuclear materials are intended to be carried out by an existing and already licensed scientific or technical facility through the establishment of a contractual relationship. This approach also mitigates the potential liability involved with the handling and use of nuclear materials. We have identified several facilities in the United States and abroad that have the capabilities we may require in the future. As an example, we may contract with or establish a teaming relationship with a U.S. national laboratory such as Los Alamos National Labs, Lawrence Livermore National Labs, or others that have a history and willingness to perform work under well-established contracting channels such as Cooperative Research and Development Agreements (CRADA) and Work for Others (WFO) agreements. Although we believe this is adequate for our development purposes and preferable in the case of nuclear material handling, we may choose to operate our own laboratory facility in the future, subject to available capital.

When a technology is deemed market ready, the company will offer it to potential customers for commercial licensing. As an example, after the successful prototype construction and operation of our shielded nuclear material detector, we will offer the sensor system to companies that have the appropriate experience to integrate the sensor into a working environment to meet the performance criteria as required by the end user. We do not intend to establish technology or product manufacturing operations of our own, nor do we intend to establish extensive marketing and distribution operations of our own except in the case of our subsidiaries that are involved in the production of synthetic fuels. Our business model as it relates to product technology development is centered on the sale and/or licensing of our technologies through strategic partnerships with companies that have established manufacturing, sales and marketing infrastructures. By way of example, companies that could be potential partners for our shielded nuclear material detection technology may be: Lockheed-Martin, General Atomics, Raytheon and other such companies. Currently we do not have any partnership agreements or material contracts with the aforementioned companies.

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

During 2004, the company filed two U.S. patent applications for our (Tritiated Water Remediation)TWR technology that are currently pending; and to date. Furthermore, as time and resources allow, the company expects to file additional patent applications in 2007 for our TWR technology, Nuclear Weapons Detection Technology, and our Nuclear Micro Battery Technology.

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

During 2001, the company's business efforts focused solely on the development of a new nuclear reactor system that was intended to remediate certain nuclear waste. The system was called the photo-nuclear reactor system and is discussed in depth in the company's prior annual reports. In 2004, after careful evaluation, we determined that it would be in the company's best interest to indefinitely suspend work on the photonuclear reactor technology and any related or derivative projects. We evaluated potential market demand in light of current economic conditions and redirection of government resources to improving homeland security and those appropriated for military expenditures. We concluded that until the economic situation improves greatly, and the threat of homeland terrorism is sufficiently mitigated, and the country is no longer on a wartime stance, a new type of nuclear reactor technology would be extremely difficult to fund, develop, and build. As of April 5, 2004, we sent notice to Global Atomics Licensing, Ltd.(GALL), the licensor of the technology, and unilaterally terminated the license agreement which was originally executed on September 11, 2001. Currently no royalties or commissions are due to GALL.

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

Our significant assets include: Our portfolio of intellectual property which includes trade secrets and know-how in the areas of weapon detection via specific density detection (United States Patent 7,298,469 and other patents pending), detritiation of nuclear wastewater (patent Pending); and our license option agreement for micro battery technology covered by U.S. Patents Nos. 6,118,204 and 6,238,812, and our fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey.

NUCLEAR TECHNOLOGIES:

GRAVIMETRIC SHIELDED NUCLEAR MATERIAL/PORTABLE NUCLEAR WEAPON DETECTOR (Patented, U.S.P. #7,298,469 additional patents pending)

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

- Seek additional licensees.

- Seek a potential buyer for the technology.

MICRO-BATTERIES

This program is aimed at developing embeddable micro-batteries that can supply long-lasting power for computer chips, micro motors, remote sensors, implantable medical devices, and other defense and aerospace applications. This technology is also known as radioisotope micro power generation or RIMS (radioisotope micro power sources). The science of nanotechnology is the design of Electrical and mechanical systems smaller than the width of a human hair. The field of nanotechnology includes making functional microscopic mechanical devices like motors, gear systems, and pumps. This field also includes making electronic circuits on an atomic scale. An opportunity exists to address the problem of providing reliable power to these devices for a long period of time. As electronic circuits and nanomachines grow ever smaller, a problem is created by the fact that conventional batteries cannot shrink to the same size and still hold enough power for the device to function for a reasonable period of time. Our micro battery technology may solve this problem by drawing energy from an embedded radioactive isotope due to the fact that radioisotope batteries are known to have power densities up to 1,000 times greater than achievable with conventional chemical battery technology. In order to focus our limited resources more effectively, management has elected to suspend this program until further notice.

In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. In January 2008, the company renewed its exclusive license option agreement with Jackie Brown in exchange for 300,000 shares of common stock and the payment of all patent maintenance fees for the patents subject to the license agreement. When the company does choose to exercise its rights under the licensing option agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensure of the technology to be paid to Ms. Brown.

Our micro battery technology relies on the application of Tritiated amorphous silicon as a beta voltaic, thin-film, intrinsic energy conversion device. A beta voltaic battery is a radioisotope based battery that converts energy from beta particles released by a beta emitting source, such as tritium, into electrical power. Common semiconductor designs of beta voltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay (Lucent Technologies, Betabatt) or is illuminated by photons created when betas strike a phosphor(Trace Photonics, Inc.). These common beta voltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. Furthermore, another limitation of conventional beta voltaic batteries and P-N junction devices is the self-absorption of beta energy in the source itself. In order to reduce the self-absorption of beta energy we incorporate the isotope into the lattice of a semiconductor.

Tritiated amorphous silicon is a novel thin film material where a suitable radioisotope is bonded with silicon in the amorphous network or adjacent to it. Thin-film contact potential Tritiated amorphous silicon cells have been built and operation verified by an independent laboratory.

We are aware of several types of radioisotope batteries in development by organizations such as Lucent, The University of Wisconsin, and Trace Photonics, Inc. and Betabatt, Inc. While we believe that our technology is superior due to higher resistance to degradation, our competitors have greater access to capital and resources.

The operation of our micro battery was proven by an independent lab. However, it is still considered a development stage technology. We cannot guarantee that this technology will receive any additional patents or that the technology can be successfully commercialized. Over the next 12 months, as resources allow we plan on raising capital in the amount of $500,000 to $1,000,000 to fund the development of our micro-battery technology. We anticipate raising the money to fund this project through a combination of debt and equity financing.

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

Over the next 12 months as resources allow we plan on raising capital in the amount of approximately $500,000 to fund the further development and proof-of-principal demonstration of our Tritiated water remediation technology. We anticipate raising the money to fund this project through a combination of debt and equity financing.

Progress in the development of our technologies have been slower than expected due to the lack of personnel and lack of working capital. We anticipate increasing staffing levels over the next 12 months. We estimate that with working capital of $2,250,000 dollars at least one of our technologies will be fully demonstrable and ready for commercial licensing within 18 months.

Production of Ultra-Clean Synthetic Fuels through our subsidiary Fuel Frontiers, Inc.

In 2005, the company entered the ultra-clean synthetic fuels business through a new subsidiary called Fuel Frontiers, Inc. (formerly known as Future Fuels, Inc.). The primary business of Fuel Frontiers, Inc. (FFI) is to plan, design, finance, construct, and operate multiple gas-to-liquid synthetic fuel synthesis facilities worldwide to transform virtually cost-free waste materials such as used tires, waste coal, solid and liquid municipal wastes, biomass, and other similar low-value societal refuse into high-value gas-to-liquid fuels such as ultra-clean diesel.

Fuel Frontiers, Inc. (FFI) is focused on the production of ultra-clean GTL Diesel fuel.
Management made a decision to concentrate on the market for ultra-clean GTL Diesel fuel due to the maturity and stability of the diesel market place and the greater certainties associated with distribution, integration, production costs and profit margins.

Originally, our approach to the production of ultraclean synthetic fuel was highly focused on the utilization of virtually cost free waste materials as feedstock for our process. We believe our approach to the production of ultra-clean synthetic fuels is differentiated by our business model and technical approach. Our business model focuses on the flexibility to use virtually cost free waste materials some of which are renewable in combination with conventional feed stocks such as natural gas or petroleum coke, as opposed to other approaches which must lock in a certain type of homogeneous feedstock such as natural gas or coal by themselves. Our technical approach involves the use of a low-emission plasma processing system to convert the waste materials into synthesis gas which is then converted into a liquid fuel.

Currently, we are focusing our efforts in the state of Kentucky, Muhlenberg County for our first coal to ultraclean diesel production facility. Over the next twelve months, we anticipate raising additional capital through debt, grants or equity financing to fund our development efforts in the state of Kentucky.

We intend to build our facilities with modular expansion capability to allow for increased future production and/or gasification of additional or diverse feedstock (waste materials). As of the date of this report, we have retained Stone and Webster, LTD. Of Milton Keynes, England, a subsidiary of the Shaw Group for design engineering, procurement, construction, and production operations for our renewable fuel projects currently in the planning stages. As a matter of policy and our business model, we intend to outsource engineering, procurement, construction as well as daily facility management and operations of any future facilities to qualified and experienced providers.

System Overview

The FFI approach for the production of ultra-clean diesel occurs in two stages. In the first stage the feedstock material is fed into a plasma processing system such as the Westinghouse Plasma Gasifier (WPG) which transforms the feedstock material into synthesis gas, which is composed of carbon, hydrogen and oxygen. The heart of Westinghouse’s Plasma Gasifier contains a plasma field that reaches temperatures up to 30,000 degrees Centigrade. The plasma breaks down feedstock materials--such as waste coal, used tires, wood wastes, raw sewage, municipal solid wastes, biomass, low-grade waste-coal, and other agricultural by-products--to their core elements in a clean and efficient manner which generates significant amounts of synthesis gas. Excess heat energy is removed from the resulting synthesis gas and recovered to generate electricity on-site which can be used to provide power to the system. The cooled synthesis gas is then refined for purity and passed to the second stage. In the second stage, the refined synthesis gas, which is composed primarily of carbon, hydrogen and oxygen, is converted into ultra-clean diesel though a modified Fischer-Tropsch gas-to-liquids synthesis process for diesel fuels. The process applies a metallic catalyst to chemically transform the synthesis gas into a liquid fuel which is then refined to fuel-grade standards. This approach is not entirely new; as early as 1936 in Germany similar technology was used with coal-produced synthesis gas to produce diesel and alcohols on a commercial scale. The FFI approach to ultra-clean synthetic fuel production differs from other approaches mainly because our system can utilize multiple feedstock materials that are normally difficult to utilize in a conventional gasifier. The ability to use waste materials is a benefit of a plasma processing system. The Westinghouse Plasma Gasifier has the proven capability to transform a wide variety of waste materials into the synthesis gas in an efficient and environmentally friendly manner.

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

FFI entered into a fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-fuel production facility in exchange for 1,000,000 shares of FFI common stock. When the facility commences operations FFI will pay Venture III $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-fuel facility when the facility begins operations. The payment of the 1,000,000 shares of FFI common stock was deferred by Venture III until groundbreaking occurs for the waste to fuel facility on said property. Originally, this project was intended to produce synthetic ethanol. As of the date of this report, we have placed this project on hold due to market conditions and community concerns.

The following information is included herein for reference purposes only: FFI entered into an exclusive feedstock agreement with Ocean County Recycling Center (OCRC) in which OCRC agreed to supply FFI with 117,000 to 165,000 tons per year of suitable feedstock materials for a proposed 52 million gallon waste-to-fuel production facility in Toms River, New Jersey in exchange for FFI converting the materials into synthesis gas. Additionally, FFI also agreed to pay approximately $14.00 per ton of oversized feedstock materials which shall not exceed 2% of the total yearly feedstock stream. The feedstock agreement also secures FFI access to pre-approved state and local environmental permits to operate the facility, pending standard building permits and procedural, final consent from necessary regulatory agencies, as well as the on-site, immediately available source of feedstock suitable for conversion into fuel.

On November 9, 2005, FFI received preliminary approval for $84 million in tax-exempt bond financing by the New Jersey Economic Development Authority. After the statutory ten-day review period by the Governor's office, the preliminary bond approval was fully executed and officially adopted by the state of New Jersey on December 5, 2005. The official resolution approval enables FFI to proceed with a number of due diligence steps-including the bond rating, underwriting, and placement process--necessary to secure the funds. The tax-exempt bonds will be used for the design, construction, and initial start-up operations of the first-of-its-kind 52 million gallon waste-to-fuel production facility located in New Jersey. As of the date of this report, the company no longer has plans to use bonds to finance this facility. Additionally, in 2007 the company terminated its relationship with Bear Stearns & Co.

In 2007, FFI and Connecticut-based Startech Environmental Corporation have mutually terminated their global strategic alliance to utilize startech plasma gasification systems, which was originally entered into on March 13, 2006.

On March 28, 2006, Fred Frisco joined the FFI team to assist with worldwide investor relations.

On April 4, 2006, FFI retained the consulting services of alternative fuel expert Douglas A. Durante to provide information and data about the alternative fuel industry and advise us on the challenges and opportunities we face as we develop and pursue options for entering and supplying this market.

In 2007, we paid $100,000 to Westinghouse Plasma Corporation (WPC) for engineering services related to the design engineering of a Westinghouse Plasma Gasification system intended for an FFI synthetic diesel facility.

In February 2008, FFI paid Shaw Stone & Webster (Shaw), a division of The Shaw Group Inc., for engineering services that will provide a technical basis for a 400 Tonne per day Coal-To-Liquid (CTL) Ultra-Clean Diesel fuel production facility in Muhlenberg County, Kentucky.

As of the date of this report, the FFI team is currently focusing on developing coal to ultraclean diesel fuel projects primarily in the state of Kentucky. The projected output of the projects can range from 50,000,000 gallons per year to 200,000,000 gallons per year. These projects are not yet fully developed; as each project matures management intends to fully disclose project details as appropriate. We currently estimate that the inside battery limits cost of an ultra-clean synthetic diesel waste-to-fuel facility producing approximately 50,000,000 gallons per year could range from $155,000,000 to $225,000,000. This estimate range is qualified by the fact that the actual cost of any facility can be significantly affected by factors such as the exact nature and terms of the project, the market price for engineering, labor and raw construction materials and any environmental or regulatory costs which are highly project dependent. We will require additional capital to develop some of these projects. We anticipate financing these projects through a combination of debt and equity. The financing requirements for each project can be substantially different from one another and may or may not result in significant dilution and or increased indebtedness of the company.

Development Agreement and Amendments:

In 2007, Kentucky fuel Associates agreed to pay Fuel Frontiers, Inc. $2,000,000 per facility as associated with a Development Agreement between FFI and Kentucky Fuel Associates, Inc. (herein, KFA) which was originally signed on July 30, 2007 and subsequently amended twice.

The purpose of the Development Agreement is to initially explore development opportunities for a coal-to-gas-to-liquid fuels (CTL) production facility in the State of Kentucky. FFI has focused corporate efforts in the area of CTL production technologies. KFA has expertise and business relationships in Kentucky which may compliment FFIs CTL efforts.

FFI has granted KFA the exclusive right to locate and develop CTL production projects in the State of Kentucky and the non-exclusive right to perform the same functions throughout the United States. KFA will also have the right to match any third parties proposals for CTL production projects in the United States, subject to FFIs approval.

In consideration of the Development Agreement and for each site located by KFA and accepted by FFI for development, FFI has agreed to pay KFA Seven (7%) percent of the net pre-tax income for each CTL production facility for the life of each facility. Additionally, in consideration for KFAs $2,000,000 funding, FFI will grant KFA a two and one-half (2.5%) percent equity interest in the first CTL facility developed by KFA.

The Development Agreement has a ten (10) year term and is renewable, at the election of the parties, for an additional five (5) year term. The Agreement may be terminated for a breach of any material provision which remains uncured for more than ninety (90) days following written notice of the breach.
In our Quarterly Report on Form 10-Q for the period ending September 30, 2007, under Item 5, titled “Other Information”, we disclosed that Nuclear Solutions had received $200,000 as a partial payment associated with a Development Agreement with Kentucky Fuel Associates, Inc. (“KFA”) The Company received a deposit from KFA for the $200,000 however, the funds were dishonored. To date, KFA has not delivered good funds on this Development Agreement. KFA has indicated that they are working to rectify the situation as soon as possible and management has deferred the receipt of these funds pending further discussions and progress in this matter.

Competition in the fields in which the company is endeavoring is complex. During 2007, we generated limited revenues and we are competing against companies that have significantly greater financial, technical, political and human resources. We are competing with national laboratories, universities, and established corporations, such as Lockheed-Martin, General Atomics, and Raytheon among other similar companies. There are well-established organizations within our business segments that have both name recognition and histories of implemented technologies. In nuclear-related businesses, the competitive field is relatively small but intense and can raise significant barriers to entry. Competition usually stems from name recognition, price, marketing resources, and expertise. Although we have retained marketing and consulting expertise, established competitors could enter the market with new, competing technologies at any time. Our ability to complete will depend on the capabilities of the market-ready technologies and how well we will be able to market these technologies. Additional methods of competition include prior track record of competing for government contracts and experience, greater access to scientific and technical personnel, greater access to capital, greater access to technical facilities, and name or brand establishment.

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

Over the next twelve months, we anticipate that FFI's development efforts will continue to focus on engineering plant designs as well as project development and financing. These elements will play critical roles in the establishment of FFI's waste-to-fuel projects. While we believe that the appropriate technologies for waste-to-synthetic fuels such as ultra-clean diesel are commercially available, there is, however, no guarantee that commercially available technologies will be appropriate in every instance for the production of fuels and any of FFI's proposed facilities. Moreover, there could be unexpected problems or delays in the funding, construction and operation of the facility. There is no guarantee that FFI will be successful in raising the capital required for this project through the underwriting of the bond authorization for which it has been approved. Over the next twelve months we anticipate that FFI will require a minimum of approximately $500,000 to sustain operations. We anticipate raising this money through debt and/or equity financing which may or may not result in substantial dilution, and/or increase the company's indebtedness.

For the year ended December 31, 2007, we have relied on the services of outside consultants for services and currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees during the next 12 months. The successful development of any of our current projects would necessitate that we would incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

We believe that the success of our business will depend, in part, on our ability to attract, retain, and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel.
We have two executive officers. Patrick Herda is the President and Chief Executive Officer. Kenneth Faith, Chief Financial and Principle accounting officer. Jack Young is the president of our subsidiary Fuel Frontiers, Inc. In addition to the named officers, we retain the following independent contractors and consultants: 2- technical and scientific, 5-business consultants, 1-lobbyist, 4-legal, and 2-administrative. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good. We cannot assure you that we will be able to successfully attract, retain, and motivate a sufficient number of qualified personnel to conduct our business in the future.

Item 1A. Risk Factors.

The Company is subject to a high degree of risk. The following risks, if any one or more occurs, could materially harm the business, financial condition or future results of operations of the Company. If that occurs, the trading price of the Company’s common stock could decline.

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

We have not been profitable since our inception. Although we believe that we may recognize revenues during the next twelve months based on our license agreement with IPTH, and expressions of interest from third parties, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues. Our technologies have never been utilized on a large-scale commercial basis.

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

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sarbanes-Oxley Act of 2002

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock. Pursuant to Section 404 of SOX, beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting.  This report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  This report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of these internal controls.  Public Company Accounting Oversight Board Auditing Standard No. 5 provides the professional standards for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our managements report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

The SEC has proposed yet another one-year delay in implementation of an independent auditor’s attestation report on the internal controls for the smallest public companies. Chairman Cox had promised this delay in his testimony before the House Committee on Small Business in December 2007.

Under the proposal, non-accelerated filers would be required to provide auditor’s attestation reports beginning with their annual reports filed for fiscal years ending on or after December 15, 2009. The proposal does not affect the requirement that management complete its own assessment of internal control over financial reporting - which is now required for all filers, regardless of size.

Item 1B.	Unresolved Staff Comments. Not Applicable to a Smaller Reporting Company

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

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 2007 and 2006, including the first quarter of 2008. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2008	0.29	0.33

December 31, 2007	0.54	0.62
September 30, 2007	0.40	0.43
June 30, 2007	0.53	0.60
March 31, 2007	0.68	0.73

December 31, 2006	0.80	0.87
September 30, 2006	0.99	1.13
June 30, 2006	1.14	1.19
March 31, 2006	0.80	0.85

(a)	Holders.

Our company has approximately 530 shareholders of its common stock as of December 31, 2007 holding 73,734,095 common shares.

(b)	Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)	Recent Sales of Unregistered Securities

During the fourth quarter of 2007, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

On October 24, 2007, we issued Denise Barbato 2,550,000 common shares valued at $214,200 as a partial payment on the January 8, 2004 debt consolidation agreement.

On December 6, 2007, we issued Frank Howard 200,000 common shares valued at $45,000 for public relations services.

On December 7, 2007, we issued 1,000,000 common shares to Fred Frisco under the terms of a Consulting and Legal Services Agreement valued at $240,000.

On December 12, 2007, we issued 1,187,001 common shares as payment in full to Long Lane Capital, Inc. for our outstanding loan. The outstanding loan principal balance is $100,000 plus $7,423.62 accrued interest. The loan conversion price was pre-determined by contractual agreement.

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

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2007. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	None		None	None
Equity Compensation Plans not approved by security holders	5,500,000	(1)	$0.62	-0-
	5,000,000	(2)	$0.625	-0-
	5,000,000	(3)	$0.52	3,156,281
Total	15,500,000			3,156,281

(1) On August, 17, 2005, the company adopted a Stock Grant Plan. The plan reserved 5,500,000 shares. The Plan was registered on a Form S-8 registration statement filed on November 16, 2004. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 1,367,307 shares from this Plan.
(2) On March 7, 2007, the company adopted a Stock Grant Plan. The plan reserved 5,000,000 shares. The Plan was registered on Form S-8 Registration Statement filed on March 9, 2007. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 5,000,000 shares from this Plan.
(3) On November 28, 2007, the company adopted a Stock Grant Plan. The plan reserved 5,000,000 shares. The Plan was registered on Form S-8 Registration Statement filed on December 6, 2007. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 1,843,719 shares from this Plan.

Item 6.	Selected Financial Data. Not Applicable to Smaller Reporting Companies

Item 7.	Management’s Discussion and Analysis.

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business Overview

Nuclear Solutions, Inc. is engaged in the research, development, and commercialization of innovative product technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop advanced product technologies to address emerging market opportunities in the fields of nuclear technology and synthetic and bio-fuels. The company, through its subsidiaries Fuel Frontiers, Inc. is also engaged in the development of facilities to produce synthetic ultra-clean diesel from waste materials and coal.

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Comparison of Results of Operations for the year ended December 31, 2007 to the year ended December 31, 2006

REVENUES

During the year ended December 31, 2007, we recognized revenues of $100,000 resulting from our license sale to I.P. Technology Holding, Inc. This compares to $223,000 in revenues for the same period ended December 31, 2006.

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

Business Concentration

For the year ended December 31, 2006, and December 31, 2007 the balance of all accounts receivables was from one customer.

OPERATING EXPENSES

Operating expenses for the period ended December 31, 2007 were $ 4,895,729 and compares to 3,973,934 for the same period ended December 31, 2006. Included in the year ended December 31, 2007 are $2,856,713 and $917,996 in expenses for consulting fees and legal fees respectively. This compares to $2,635,488 in consulting fees and $1,023,392 in legal fees for the year ended December 31, 2006. Legal fees decreased due to decreased activity in the development of intellectual property and filing of patent applications.

During the year ended December 31, 2007 we incurred losses of $5,509,400. This compares to losses of $3,885,078 for the year ended December 31, 2006. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services. As a result of limited capital resources from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.

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

Liquidity and Capital Resources
As of December 31, 2007, we had a working capital deficit of $5,172,133 which compares to a working capital deficit of $5,114,819 as of December 31, 2006. As a result of our operating losses for the year ended December 31, 2007, we generated a cash flow deficit of $615,950 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $777,480 on proceeds from short-term notes payable and from the sale of common stock in the year ended December 31, 2007.

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

Management is uncertain if it will have sufficient capital resources to meet projected cash flow deficits through the next twelve months. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources during the next twelve months, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2007 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Product Research and Development

We anticipate continuing to incur research and development expenditures in connection with the development of nuclear micro-battery technology, weapon detection technology, Tritiated water remediation technology during the next twelve months. This includes, but is not limited to: $500,000 to $1,000,000 for micro-battery technology, approximately $500,000 for Tritiated water remediation technology, and approximately $1,500,000 for the shielded nuclear material detector technology.

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

From our inception through the period ended December 31, 2007, we have relied on the services of outside consultants for services and currently have one full time and one part time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees as some contractors convert to employee status during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 31, 2007, we had cash and cash equivalents aggregated $192,981.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.    Other Information

In our Quarterly Report on Form 10-Q for the period ending September 30, 2007, under Item 5, titled “Other Information”, we disclosed that Nuclear Solutions had received $200,000 as a partial payment associated with a Development Agreement with Kentucky Fuel Associates, Inc. (“KFA”) The Company received a deposit from KFA for the $200,000 however, the funds were dishonored. To date, KFA has not delivered good funds on this Development Agreement. KFA has indicated that they are working to rectify the situation as soon as possible and management has deferred the receipt of these funds pending further discussions and progress in this matter.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the officers and directors of the Nuclear Solutions, Inc.

(a)	Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name	Age	Position(s)

Patrick Herda	38	President, CEO, Chairman Board Directors
Kenneth Faith	38	CFO, Principal Accounting Officer,
		Member Board of Directors
John Powers, Ph.D.	73	Member Board of Directors
Jack Young	78	Vice President

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

JOHN POWERS, Ph.D, Member Board of Directors

John Powers is the Chairman of the FirTH Alliance, LLC. The Alliance, created to respond to the emerging terrorist threat, includes senior executives and public safety leaders who helped formulate the nation’s contingency planning, continuity of operations, emergency preparedness and infrastructure assurance programs.

John’s approach to Managing the Response to a Major Terrorist Event was highlighted in McGraw Hill’s 2004/2005 Annual Review of Homeland Security. It is based on an “automated game plan” across a region that will enable participating jurisdictions to respond decisively following a catastrophic incident.

John is concurrently serving as a principal in a DTRA effort to prevent the infiltration of a nuclear weapon into the US and is developing a comprehensive countermeasures architecture that will move detection and interdiction as close to the source as possible. The centerpiece of this proposed architecture will be a rigorous indications and warning system with levels of awareness and graduated response actions.

From 1996 to 1998, Dr. Powers served as a Commissioner and the Executive Director of the President’s Commission on Critical Infrastructure Protection. There, he managed the research, provided overall direction to the Commission’s deliberations and led the formulation of the “national structures” recommendations adopted by the President in PDD 63.

Dr. Powers joined the Federal Emergency Management Agency in 1983 and served as the head of its Office of Civil Preparedness and then its Office of Federal Preparedness. From 1993 to 1995, he served as the Director of Region V in Chicago, Illinois, and had responsibility for the Federal response to the "Great Midwest Flood" in those states.

From 1978 to 1983, he served as the Director of Research and Technical Assessment for the Department of Energy. His first assignment was as Executive Director for the Interagency Review Group on Nuclear Waste Management reporting to President Jimmy Carter and then as Executive Director of the DOE precursor to the Synthetic Fuels Corporation in which he managed the award of seven billion dollars to stimulate new alternative energy projects.

Previously, he created one of the early pattern recognition programs, developed the skin friction law used in the Polaris nose cone, projected, stochastically, the commercial value of the proposed new energy technologies (contributing to the cancellation of two $2 billion demo projects), created a safeguards and security design methodology for nuclear facilities (parts of which are still in use) and managed development of the National Coal Model.

In 1954, at the age of 19, he entered the U.S. Naval Flight Training program and upon completion was commissioned in the United States Marine Corps. After leaving active duty in 1958, he continued in the Marine Corps Reserve. As a reservist, he commanded an A4 squadron at Willow Grove, PA, and later, in Washington developed the concept and managed preparation of the Marine Corps Mobilization Management Plan and the DOD Master Mobilization Plan.

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

We received no reports covering purchase and sale transactions in our common stock during 2007, and we believe that each person who, at any time during 2007, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2007, except as follows: (1) Jack Young did not file a Form 5.

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

Item 11. Executive Compensation

The following information is provided concerning the compensation of the named executive officers for the last two fiscal years:

Table 1.

SUMMARY COMPENSATION

Name							Non-Equity Incentive Plan	Nonqualified Deferred	All Other
and					Stock	Option	Compensa-	Compensation	Compensa-
Principal		Salary		Bonus	Awards	Awards	tion	Earnings	tion	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Patrick Herda,	2006	110,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	110,000
Pres., CEO and	2007	55,000	(1)	16,196	630,000	-0-	-0-	-0-	-0-	701,196
Director (1)

Ken Faith, CFO	2006	-0-		-0-	44,250	-0-	-0-	-0-	-0-	44,250
and Director (2)	2007	-0-		-0-	108,000	-0-	-0-	-0-	-0-	108,000

Jack Young, V.P	2006	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-		-0-	72,000	-0-	-0-	-0-	-0-	72,000

(1) Patrick Herda, Nuclear Solutions,Inc. President and Chief Executive Officer’s base salary for the fiscal year ending December 31, 2007 was $55,000. During 2007, the board of directors authorized the issuance of 3,500,000 shares of common stock valued at $630,000. As of the date of this report the shares have not been issued. The board authorized increasing Mr. Herda’s base annual salary to $250,000 commencing March 2, 2008. For the year ended 2007, Mr. Herda was paid $71,196 of which $55,000 was salary and $16,196 bonus. The Company paid him $17,500 of his unpaid and accured salary for prior year. All unpaid salary has been accrued. As of December 31, 2007, Mr. Herda's accrued unpaid executive compensation was $523,646.

(2) Kenneth Faith joined the Company in the last quarter of fiscal year 2006. Kenneth Faith, is Nuclear Solutions, Inc. Chief Financial and Principal Accounting Officer did not receive a salary during fiscal year ending December 31, 2007. During 2007, the board of directors did authorize the issuance of 600,000 shares common stock valued at $108,000. The shares have not been issued. The board authorized setting Mr. Faith’s annual base salary at $225,000 commencing March 2, 2008.

(3) Jack Young, Vice President of Nuclear Solutions, Inc. and President of Fuel Frontiers, Inc., a company subsidiary, did not receive a salary during fiscal year ending December 31, 2007. During 2007, the board of directors authorized the issuance of 400,000 shares to Mr. Young valued at $72,000. The board of directors authorized setting Mr. Young’s annual base salary at $185,000 as President of Future Fuels, Inc. commencing March 2, 2008.

GRANTS OF PLAN-BASED AWARDS We made no grants from plans to any executive officer during the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2007. The grants had been awarded, however, the shares had not been issued and delivered as of December 31, 2007.

Grants of Plan-Based Awards

We made three common stock grants of restricted stock to Patrick Herda, Kenneth Faith and Jack Young during the fiscal year ending December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2007.

Director Compensation

The Company has not established any policy concerning director compensation. However, the board of directors authorized paying John Powers, a member of our board of directors, 150,000 shares, valued at $26,250 as annual director compensation. Presently, Mr. Powers is the only director who will receive annual director compensation.

DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on Nasdaq.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

We presently have no Board committees. Until further determination, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

The Company does not currently have a process for security holders to send communications to the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of December 31, 2007. Beneficial Ownership of more than 5% based on 73,734,095 common shares.

Beneficial Ownership of 5%.

(a) Our stock transfer agency records do not list any shareholders owning five percent or more of our common stock.

(b) Security Ownership of Management. Based on 73,734,095 shares as set forth in (a) above as of December 31, 2007.

Table 2.

(1)	(2)	(3)		(4)
Title of Class	Address	Amount and Nature		Percent of Class

Common Stock

Patrick Herda	5505 Connecticut Ave NW	4,135,000	(1)	4.88%
	Suite 191
	Washington, DC 20015

Kenneth Faith	5505 Connecticut Ave., NW	775,000	(2)	0.91%
	Suite 191
	Washington, D.C. 20015

John Powers	5505 Connecticut Ave NW	420,000	(3)	0.50%
	Suite 191
	Washington, DC 20015

Jack Young	5505 Connecticut Ave NW	400,000	(4)	0.47%
	Suite 191
	Washington, DC 20015

Total		5,730,000		6.76%

(1) 3,500,000 shares have been authorized for issuance, but have not yet been issued.
(2) 600,000 shares have been authorized for issuance, but have not yet been issued.
(3) 150,000 shares have been authorized for issuance, but have not yet been issued.
(4) 400,000 shares have been authorized for issuance, but have not yet been issued.

(c) Changes in Control. To management’s knowledge, there are no arrangements which may result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a)	Transactions with Management and Others.

Except as otherwise set forth in this report, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

On March 2, 2008, the board of directors established the following annual base salaries for its principal executive officers. There are no employment agreements between the company and any of its officers.

Patrick Herda, Nuclear Solutions,Inc. President and Chief Executive Officer’s base salary for the fiscal year ending December 31, 2007 was $55,000. During 2007, the board of directors authorized the issuance of 3,500,000 shares of common stock valued at $630,000. The shares have not been issued. The board authorized increasing Mr. Herda’s base annual salary to $250,000 commencing March 2, 2008.

Kenneth Faith, Nuclear Solutions, Inc. Chief Financial and Principal Accounting Officer did not receive a salary during fiscal year ending December 31, 2007. During 2007, the board of directors did authorize the issuance of 600,000 shares common stock valued at $108,000. The shares have not been issued. The board authorized setting Mr. Faith’s annual base salary at $225,000 commencing March 2, 2008.

Jack Young, Vice President of Nuclear Solutions, Inc. and President of Fuel Frontiers, Inc., a company subsidiary, did not receive a salary during fiscal year ending December 31, 2007. During 2007, the board of directors authorized the issuance of 400,000 shares to Mr. Young valued at $72,000. The board of directors authorized setting Mr. Young’s annual base salary at $185,000 as President of Future Fuels, Inc. commencing March 2, 2008.

During 2007, the board of directors authorized the issuance of 150,000 shares to John Powers, member of the board of directors, valued at $27,000. The shares have not been issued.

On March 2, 2008, the Board of Directors authorized paying John Powers, a member of our board of directors, 150,000 shares valued at $26,250 as annual director compensation.

On June 4, 2007 the Company received $12,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 12% per year and maturing on June 4, 2008. The note is convertible into common stock at the rate of 50% of market value. We have recorded a beneficial conversion feature in the amount of $12,000. The discount is being amortized over the term of the debt, through June 4, 2008. Amortization of debt discount for the year ended December 31, 2007 was $6,884.

(b)	Certain Business Relationships.

Except as set forth in (a) above, and to the knowledge of management, or as previously filed in the Company’s periodic reports, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(c)	Indebtedness of Management.

No member of the Company’s management is or has been indebted to the Company since the beginning of its last fiscal year.

(d)	Transactions with Promoters. None.

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant during 2007 and 2006, RBSM, LLP as our auditor for our fiscal year ending December 31, 2007.

	Year End 12-31-07	Year End 12-31-06

Audit Fees	$52,622	$57,040
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$52,622	$57,040

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.
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

To our knowledge, the Company's principal accountant during 2007 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

*3.1	Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001 changing corporate name to Nuclear Solutions, Inc.

*3.2	Articles of Incorporation of Stock Watch Man, Inc.

*3.3	Bylaws of Nuclear Solutions, aka, Stock Watch Man, Inc.

*20.1	Code of Ethical Conduct

21	List of subsidiaries

23.1	Consent of RBSM LLP

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

31.2	Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.

32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

32.2	Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2008

Nuclear Solutions, Inc.

/s/ Patrick Herda	/s/ Kenneth Faith
By: Patrick Herda	By: Kenneth Faith
Title: CEO	Title: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick Herda	April 15, 2008
By: Patrick Herda
Title: CEO, Director

/s/ Kenneth Faith	April 15, 2008
By: Kenneth Faith
Title: Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 2007
NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nuclear Solutions, Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Nuclear Solutions, Inc. and subsidiary (the "Company"), as of December 31, 2007 and 2006 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, inconformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, NY
April 11, 2008

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash	$192,981	$31,451
Prepaid expenses	112,900	9,200

Total current assets	305,881	40,651

Property and equipment, net of accumulated depreciation of $28,019 and $21,718, respectively (Note 5)	7,625	13,926

Other assets	1,800	9,300

Total assets	$315,306	$63,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,938,962	$3,179,366
Accrued executive compensation (Note 6)	995,112	1,033,392
Convertible notes payable - related parties, net of discount of $5,115 and $0, respectively (Note 8)	45,885	39,000
Convertible notes payable - other, net of discount of $233,168 and and $0, respectively (Note 7)	498,055	903,711

Total current liabilities	5,478,014	5,155,469

Derivative liability (Note 7)	13,311	-

Total liabilities	5,491,325	5,155,469

Commitments and contingencies

Deficiency in stockholders' equity (Note 9)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 73,734,095 and 53,665,644 issued and outstanding, respectively	7,374	5,367
Additional paid-in capital	16,802,581	10,927,066
Deferred equity based expense	(1,058,503)	(605,954)
Accumulated deficit	(20,927,471)	(15,418,071)

Total deficiency in stockholders' equity	(5,176,019)	(5,091,592)

Total liabilities and deficiency in stockholders' equity	$315,306	$63,877

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSSES

	For the Years Ended December 31,
	2007	2006	2005

Revenue	$100,000	$223,000	$302,500

Executive compensation	892,000	110,000	432,500
Consulting	2,856,713	2,635,488	2,917,791
Legal and professional fees	975,419	1,085,157	551,565
General and administrative expenses	165,296	137,477	104,817
Depreciation and amortization	6,301	5,812	5,483

	4,895,729	3,973,934	4,012,156

Loss from operations	(4,795,729)	(3,750,934)	(3,709,656)

Other expense
Interest expense	(634,082)	(134,144)	(110,614)
Finance costs	-	-	(60,000)
Change in fair value of derivative liability	(79,589)	-	-
Loss before provision for income taxes	(5,509,400)	(3,885,078)	(3,880,270)

Provision for income taxes	-	-	-
Net loss	$(5,509,400)	$(3,885,078)	$(3,880,270)

Basic and diluted loss per share	$(0.09)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	61,999,349	49,474,808	40,542,060

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2005 TO DECEMBER 31, 2007

						Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Equity

Balance, January 1, 2005	36,598,646	$3,660	$4,786,346	$(385,287)	$(7,652,723)	$(3,248,004)

Shares issued for services	4,402,940	440	2,689,467	(930,245)	-	1,759,662

Beneficial conversion discount- convertible note and warrants	-	-	60,000	-	-	60,000

Amortization of deferred compensation	-	-	-	951,642	-	951,642

Shares issued for accrued expenses	2,510,223	251	463,189	-	-	463,440

Intrinsic value of options issued to a director	-	-	162,500	-	-	162,500

Shares issued for payment of debt	454,054	46	67,154	-	-	67,200

Net loss	-	-	-	-	(3,880,270)	(3,880,270)

Balance, December 31, 2005	43,965,863	4,397	8,228,656	(363,890)	(11,532,993)	(3,663,830)

Shares issued for services	1,446,099	145	1,104,570	-	-	1,104,715

Shares issued for accrued expenses	2,192,779	219	1,077,226	-	-	1,077,445

Shares issued for payment of debt	4,989,545	499	460,721	-	-	461,220

Stock issued upon exercise of options	250,000	25	24,975	-	-	25,000

Stock issued upon cashless exercise of warants	821,358	82	(82)	-	-	-

Beneficial conversion feature	-	-	31,000	-	-	31,000

Deferred compensation	-	-	-	(1,562,525)	-	(1,562,525)

Amortization of deferred compensation	-	-	-	1,320,461	-	1,320,461

Net loss	-	-	-	-	(3,885,078)	(3,885,078)

Balance December 31, 2006	53,665,644	5,367	10,927,066	(605,954)	(15,418,071)	(5,091,592)

Shares issued for services	5,813,762	581	2,611,838	-	-	2,612,419

Shares issued for accrued expenses	2,087,688	209	1,382,097	-	-	1,382,306

Shares issued for payment of debt and Interest	12,167,001	1,217	1,037,822	-	-	1,039,039

Beneficial conversion feature	-	-	736,371	-	-	736,371

Reclassification of derivative liability			107,387			107,387

Deferred compensation	-	-	-	(2,589,255)	-	(2,589,255)

Amortization of deferred compensation	-	-	-	2,136,706	-	2,136,706

Net loss	-	-	-	-	(5,509,400)	(5,509,400)

Balance December 31, 2007	73,734,095	$7,374	$16,802,581	$(1,058,503)	$(20,927,471)	$(5,176,019)

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,509,400)	$(3,885,078)	$(3,880,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,302	5,812	5,483
Amortization of debt discount - beneficial conversion feature of convertible note and warrants	539,197	31,000	60,000
Change in fair value of derivative liability	79,589	-
Stock and warrants issued for services	4,749,125	2,425,176	3,337,244
Changes in operating assets and liabilities:
Accounts receivable	-	60,000	(60,000)
Prepaid Expenses	(103,700)	(9,200)	-
Other Assets	7,500	(7,500)	-
Accounts payable and accrued expenses	(346,283)	1,349,368	241,408
Accrued executive compensation	(38,280)	(19,393)	195,236

Net cash used in operating activities	(615,950)	(49,815)	(100,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(7,430)	-

Net cash used in investing activities	-	(7,430)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	777,480	41,000	(12,425)
Proceeds fro sale of common stock	-	25,000	60,000

Net cash provided by financing activities	777,480	66,000	47,575

Net increase (decrease) in cash	161,530	8,755	(53,324)

Cash, beginning of period	31,451	22,696	76,020

Cash, end of period	$192,981	$31,451	$22,696

Supplemental disclosures:
Cash paid for:
Interest
Income taxes

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of convertible note and warrants	$522,866	$31,000	$60,000
Payment of debt and interest with common stock	$1,039,039	$461,220
Beneficial conversion discount	$777,480	$31,000
Payment of accrued expenses with common stock	$1,382,306	$1,077,445	$67,200

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through December 31, 2007.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through December 31, 2007.

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

Business Concentration

For the years ended December 31, 2007, 2006 and 2005, we earned all of our revenue from one customer.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2007 or 2006.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions and has not experienced any losses in its accounts. At December 31, 2007, deposits exceeded federally insured limits by approximately $93,000.

Property and Equipment

The cost of furniture and equipment is depreciated over the estimated useful life of the assets utilizing the straight-line method of depreciation based on estimated useful lives of five years.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized.

Intangible and Long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There was no of impairment expense related to long-lived assets during the years ended December 31, 2007, 2006 or 2005.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the years ended December 31, 2007, 2006 or 2005.

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

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts payable and accrued expenses and notes payable approximate their fair value as of December 31, 2007 and 2006 because of the relatively short-term maturity of these instruments.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2007, 2006 and 2005, the Company had 9,324,983, 10,806,455 and 15,498,865 potentially dilutive securities, respectively.

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.

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

Pro Forma Information

EMPLOYEE AND DIRECTOR COMMON SHARE PURCHASE OPTIONS--Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" has been determined as if the Company had accounted for those options under the fair value method. Pro forma information is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 103%; and (4) an expected life of the options of 1 year. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options for the year ended December 31, 2005 is as follows:

Net loss as reported	$(3,880,269)
Current period expense calculated under APB 25	162,500
Stock compensation calculated under SFAS 123	(163,953)

Pro forma net loss	$(3,881,722)

Basic and diluted historical loss per share	$(0.09)
Pro forma basic and diluted loss per share	$(0.09)

Liquidity

As shown in the accompanying financial statements, the Company has incurred net losses of $5,509,400, $3,885,078 and $3,880,270 during the years ended December 31, 2007, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $5,172,133 as of December 31, 2007. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains a fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2) Recognized and measurer the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement apples prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. We do not expect the new standard to have any material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. (“SFAS 160”). This Statement amends the original Accounting Review Board (ARB) NO. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. We do not currently expect the new standard to have any material impact on our financial statements.

Reclassifications

Certain items in the 2006 financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on results of operations or cash flow.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $5,509,400 for the year ended December 31, 2007, and a working capital deficiency of $5,172,133 and a stockholders' deficiency of $5,176,019 at December 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely- than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As of December 31, 2007 we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $797,000 and $919,000 during the years ended December 31, 2007 and 2006, respectively.

Significant components of the Company's deferred income tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred income tax asset:
Net operating loss carryforward	$4,954,000	$4,157,000
Valuation allowance	(4,954,000)	(4,157,000)

Net deferred tax asset	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2007	2006	2005
U.S. federal statutory rate	-35%	-35%	-35%
Valuation allowance	35%	35%	35%

Total	-	-	-

As of December 31, 2007, the Company has a net operating loss carry forward, subject to limitations of Section 382 of the Internal Revenue Code, as amended, as follows:

Year	Amount	Expiration

2000	28,719	2020
2001	710,858	2021
2002	1,902,582	2022
2003	1,663,209	2023
2004	1,474,681	2024
2005	3,471,737	2025
2006	2,625,635	2026
2007	2,278,195	2027

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its US federal returns. The 2000 through 2007 federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Office equipment	$26,021	$26,021
Computer equipment and software	7,173	7,173
Furniture and fixtures	2,450	2,450
	35,644	35,644
Less: accumulated depreciation	(28,019)	(21,718)

Net property and equipment	$7,625	$13,926

Depreciation expense totaled $6,301, $5,812 and $5,483 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 6 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company was to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667. As of December 31, 2007, no payments have been made and the balance is $142,667.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development whereby the Company is to pay Mr. Herda an annual base salary of $150,000. For the year 2006, Mr. Herda's salary was $110,000 and for the year 2007 Mr. Herda's salary is $55,000. The Company has been unable to pay Mr. Herda's his full salary in past years and these unpaid sums have been accrued. As of December 31, 2007, the balance of accrued executive compensation was $523,646.

On January 23, 2002, the Company hired John Dempsey as the vice president at an annual base salary of $120,000. Mr. Dempsey resigned effective September 5, 2005. The Company has been unable to pay Mr. Dempsey's full salary in past years and these unpaid sums have been accrued. As of December 31, 2007, the amount accrued was $328,799 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

NOTE 7 - CONVERTIBLE DEBT

Notes payable at December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The note is payable on December 31, 2008	$34,723	$862,711
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The notes are payable on December 31, 2008	696,500	31,000
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
Long Lane Capital demand note at 12 % per year	—	10,000
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 12%; maturity June 4, 2008	12,000	—
Total notes payable	782,223	942,711
Less: current portion	(782,223)	(942,711)
Balance notes payable (long term portion)	$—	$—

During the year ended December 31, 2007 the Company received advances from Denise Barbato in the amount of $665,500. The advances are convertible into common stock at the rate of $0.084 per share and the due date has been extended to December 31, 2008. Since the advances are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $665,500, based on the proceeds received. The discount is being amortized over the term of the debt, through December 31, 2008. Amortization of debt discount for the year ended December 31, 2007 was $432,333.

During 2007 the Company issued an aggregate of 10,955,000 shares of common stock as payment of $827,988 of principle and $92,232 of accrued interest to Denise Barbato.

In March and April, 2007 the Company received an advance from Long Lane Capital in the amount of $99,980, pursuant to a $100,000 credit facility. The advance is convertible into common stock at the rate of 50% of market value and is due in March 2008. In connection with the total credit facility we have issued a common stock purchase warrant for 500,000 shares of common stock, exercisable at $0.35 per share. In accordance with EITF 00-27, a portion of the proceeds of the current advance was allocated to the warrant associated with the current debt based on its relative fair value, which totaled $70,871 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.5%, and (4) expected life of 2 years. We have also recorded a beneficial conversion feature in the amount of $29,109, based on the proceeds allocated to the debt. The aggregate discount is being amortized over the term of the debt, through March 28, 2008. Amortization of debt discount for the year December 31, 2007 was $99,980.

During December, 2007 we issued 1,187,001 shares of common stock upon conversion of the Long Lane Capital advances of $99,980, plus accrued interest of $7,444.

The embedded conversion option related to the Long Lane Capital credit facility is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the year ended December 31, 2007, the Company reflected a charge of $78,279 representing the change in the value of the embedded conversion option. As a result of the conversion of the debt, we have reclassified an aggregate of $107,387 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability on the date of conversion.

On June 4, 2007 the Company received $12,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 12% per year and maturing on June 4, 2008. The note is convertible into common stock at the rate of 50% of market value. We have recorded a beneficial conversion feature in the amount of $12,000. The discount is being amortized over the term of the debt, through June 4, 2008. Amortization of debt discount for the year ended December 31, 2007 was $6,884.

The embedded conversion option related to the Powers note is accounted for under EITF issue No. 00-19. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the year ended December 31, 2007, the Company reflected a charge of $1,310 representing the change in the value of the embedded conversion option.

On March 16, 2007 the Company issued 25,000 shares of common stock as payment of $10,000 of principle and $1,395 of accrued interest to Long Lane Capital. During February, 2006, the Company had received $10,000 pursuant to a demand promissory note bearing interest at 12% per year.

In March 31, 2006 the Company received advances from Denise Barbato in the amount of $31,000. The advances are convertible into common stock at the rate of $0.084 per share and are due December 31, 2008. Since the notes are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $31,000, based on the proceeds received. The discount is being amortized over the term of the debt, through August 31, 2006. Amortization of debt discount for the year ended December 31, 2006 was $31,000.

During October and November 2006 the Company issued 1,880,000 shares of common stock as payment of $110,424 of principal and $47,495 of accrued interest to Denise Barbato.

In April 2006 the company issued 309,545 shares to Long Lane capital as payment for a February 2005 note of $60,000 plus accrued interest of $8,100.

NOTE 8 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of December 31, 2007 and 2006, the amount due is $4,000. Accrued interest was $2,600 and $2,200 at December 31, 2007 and 2006, respectively.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2007 and 2006, the amount due is $15,000. Accrued interest was $9,125 and $7,625 at December 31, 2007 and 2006, respectively.

On April 16, 2002, the Company received $20,000 from Jackie Brown, the wife of the Company's former president. The note bears no interest and is due upon demand. At the request of Ms. Brown, any unpaid balance of principal due will be converted in common stock at a rate of $1 per share.

NOTE 9 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2007 and 2006, the Company has issued and outstanding 73,734,095 and 53,665,644 shares of common stock, respectively.

During the year ended December 31, 2007 the Company issued an aggregate of 5,813,762 shares of common stock, valued at $2,612,419, for consulting services.

During the year ended December 31, 2007 the Company issued 2,087,688 shares as payment of expenses accrued at December 31, 2006 in the amount of $1,382,306.

During the year ended December 31, 2007 the Company issued an aggregate of 10,955,000 shares of common stock as payment of $827,988 of principle and $92,232 of accrued interest to Denise Barbato.

During December, 2007 we issued 1,187,001 shares of common stock upon conversion of the Long Lane Capital advances of $99,980, plus accrued interest of $7,444.

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

On July 22, 2005 the Company granted options to a director for the purchase of 250,000 shares of common stock. The options have an exercise price of $0.10 per share, are exercisable immediately and expire in three years. The Company has recorded an expense for the intrinsic value of the option at the date of grant of $162,500. The options have been valued at $163,953 using the Black-Scholes method at the date of grant of the options based on the following assumptions:(1) risk free interest rate of 3.75% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 103%; and (4) an expected life of the options of 1 year.

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

For the years ended December 31, 2007, 2006 and 2005 the company paid $63,293, $59,714 and $56,095 in rent expense respectively. The Company does not currently have any long-term lease commitments except as noted above.

NOTE 11 -OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2007

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2005	750,000	$0.34
Granted	750,000	0.18
Exercised	—	—
Canceled or expired	(250,000)	0.75

Outstanding at December 31, 2005	1,250,000	0.34
Granted	—	—
Exercised	(1,250,000)	0.34
Canceled or expired	—	—

Outstanding at December 31, 2006	—	—
Granted	500,000	0.35
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	500,000	$0.35

In April 2007, in connection with the total credit facility, we issued Long Lane Capital a warrant to purchase 500,000 shares of common stock, exercisable at $0.35 per share. In accordance with EITF 00-27, a portion of the proceeds of the current advance was allocated to the warrant associated with the current debt based on its relative fair value, which totaled $70,871 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.5%, and (4) expected life of 2 years.

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

On July 22, 2005 the Company granted options to a director for the purchase of 250,000 shares of common stock. The options have an exercise price of $0.10 per share, are exercisable immediately and expire in three years. The Company has recorded an expense for the intrinsic value of the option at the date of grant of $162,500. The options have been valued at $163,953 using the Black-Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 103%; and (4) an expected life of the options of 1 year.

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

On November 28, 2007, the company adopted a Stock Grant Plan. The plan reserved 5,000,000 shares. The Plan was registered on Form S-8 Registration Statement filed on December 6, 2007. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the company issued 8,887,000 restricted shares to Denis Barbato as a partial payment on the January 8, 2004 debt consolidated agreement.

Subsequent to December 31, 2007, the company issued 1,752,715 shares valued at $648,918 for consulting services and 426,136 shares valued at $150,000 for legal fees.