Form 10-Q
period 2008-03-31
NUCLEAR SOLUTIONS INC
filed 2008-05-20
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ending March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐,	Accelerated filer ☐,	Non-accelerated filer ☐,	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 20, 2008 we had 88,415,981 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash	$11,134	$192,981
Prepaid Expenses	216,622	112,900

Total current assets	227,756	305,881

Property and equipment, net of accumulated depreciation
of $29,248 and $28,019, as of March 31, 2008 and December 31, 2007 respectively	6,397	7,625

Other assets	81,300	1,800

Total assets	$315,453	$315,306

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,363,654	$3,938,962
Accrued executive compensation	1,031,883	995,112
Convertible notes payable - related parties, net of discount of $9,825
and $5,115, as of March 31, 2008 and December 31, 2007 respectively	10,175	45,885
Convertible notes payable - other, net of discount of $41,869 and
and $233,168, as of March 31, 2008 and December 31, 2007 respectively	41,133	498,055

Total current liabilities	5,446,845	5,478,014

Derivative liability (Note 4)	23,476	13,311

Total liabilities	5,470,321	5,491,325

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 83,998,147 and 73,734,095 issued and
outstanding, as of March 31, 2008 and December 31, 2007 respectively	8,400	7,374
Additional paid-in capital	18,186,482	16,802,581
Deferred equity based expense	(1,164,700)	(1,058,503)
Accumulated deficit	(22,185,050)	(20,927,471)

Total deficiency in stockholders' equity	(5,154,868)	(5,176,019)

Total liabilities and deficiency in stockholders' equity	$315,453	$315,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenue	$-	$100,000

Executive compensation	66,354	13,750
Consulting	630,322	732,053
Legal and professional fees	229,125	246,913
General and administrative expenses	75,785	41,226
Depreciation and amortization	1,229	1,668
	1,002,815	1,035,610

Loss from operations	(1,002,815)	(935,610)

Other Income(expenses)
Interest expense	(252,599)	(40,559)
Change in fair value of derivative liability	(2,165)	(40,950)
Loss before provision for income taxes	(1,257,579)	(1,017,119)

Provision for income taxes	-	-
Net loss	$(1,257,579)	$(1,017,119)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding, basic and diluted	79,790,496	55,541,834

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2006 TO MARCH 31, 2008
(unaudited)

						Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Equity

Balance, January 1, 2006	43,965,863	4,397	8,228,656	(363,890)	(11,532,993)	(3,663,830)

Shares issued for services	1,446,099	145	1,104,570	-	-	1,104,715

Shares issued for accrued expenses	2,192,779	219	1,077,226	-	-	1,077,445

Shares issued for payment of debt	4,989,545	499	460,721	-	-	461,220

Stock issued upon exercise of options	250,000	25	24,975	-	-	25,000

Stock issued upon cashless exercise of warants	821,358	82	(82)	-	-	-

Beneficial conversion feature	-	-	31,000	-	-	31,000

Deferred compensation	-	-	-	(1,562,525)	-	(1,562,525)

Amortization of deferred compensation	-	-	-	1,320,461	-	1,320,461

Net loss	-	-	-	-	(3,885,078)	(3,885,078)

Balance December 31, 2006	53,665,644	5,367	10,927,066	(605,954)	(15,418,071)	(5,091,592)

Shares issued for services	5,813,762	581	2,611,838	-	-	2,612,419

Shares issued for accrued expenses	2,087,688	209	1,382,097	-	-	1,382,306

Shares issued for payment of debt and Interest	12,167,001	1,217	1,037,822	-	-	1,039,039

Beneficial conversion feature	-	-	736,371	-	-	736,371

Reclassification of derivative liability			107,387			107,387

Deferred compensation	-	-	-	(2,589,255)	-	(2,589,255)

Amortization of deferred compensation	-	-	-	2,136,706	-	2,136,706

Net loss	-	-	-	-	(5,509,400)	(5,509,400)

Balance December 31, 2007	73,734,095	$7,374	$16,802,581	$(1,058,503)	$(20,927,471)	$(5,176,019)

Shares issued for services	744,683	74	276,345	-	-	276,419

Shares issued for accrued expenses	632,369	63	311,937	-	-	312,000

Shares issued for payment of debt and Interest	8,887,000	889	745,619	-	-	746,508

Beneficial conversion feature	-	-	50,000	-	-	50,000

Deferred compensation				(688,419)		(688,419)

Amortization of deferred compensation				582,222		582,222

Net loss					(1,257,579)	(1,257,579)

Balance March 31, 2008	83,998,147	$8,400	$18,186,482	$(1,164,700)	$(22,185,050)	$(5,154,868)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,257,579)	$(1,017,119)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,229	1,668
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	244,589	19,631
Change in fair value of derivative liability	2,165	40,950
Stock and warrants issued for services	858,640	1,487,142
Changes in operating assets and liabilities:
Prepaid Expenses	(103,722)	(5,800)
Other Assets	(79,500)	7,500
Accounts payable and accrued expenses	57,560	(688,391)
Accrued executive compensation	36,771	(1,280)

Net cash used in operating activities	(239,847)	(155,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	58,000	137,061

Net cash provided by financing activities	58,000	137,061

Net increase in cash	(181,847)	(18,638)

Cash, beginning of period	192,981	31,451

Cash, end of period	$11,134	$12,813

Supplemental disclosures:

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$244,589	$19,631
Payment of debt and interest with common stock	$746,508	$189,895
Beneficial conversion discount	$58,000	$137,061
Payment of accrued expenses with common stock	$312,000	$56,350

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through March 31, 2008.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through March 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on Form 10-K.

Business Concentration

For the three months ended March 31, 2007 we earned all of our revenue from one customer.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At March 31, 2008 and 2007, the Company had 1,047,645 and 10,611,495 potentially dilutive securities, respectively.

 Stock Based Compensation

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting  generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’“. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $1,257,579 for the three months ended March 31, 2008, and a working capital deficiency of $5,219,089 and a stockholders' deficiency of $5,154,868 at March 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008 (unaudited)	2007
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The note is payable on December 31, 2008	$—	$34,723
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The notes are payable on December 31, 2008	44,002	696,500
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 12%; maturity June 4, 2008	12,000	12,000
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 14%; maturity March 17, 2009	8,000	—
Total notes payable	103,002	782,223
Less: current portion	(103,002)	(782,223)
Balance notes payable (long term portion)	$—	$—

During March 2008 the Company received advances from Denise Barbato in the amount of $50,000. The advances are convertible into common stock at the rate of $0.084 per share and are due on December 31, 2008. Since the advances are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $50,000, based on the proceeds received. The discount is being amortized over the term of the debt, through December 31, 2008.

During the three months ended March 31, 2008 the Company issued an aggregate of 8,887,000 shares of common stock as payment of $737,221 of principle and $9,287 of accrued interest to Denise Barbato.

On March 17, 2008 the Company received $8,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 14% per year and maturing on March 17, 2009. The note is convertible into common stock at the rate of 50% of market value. We have recorded a debt discount related to the beneficial conversion feature in the amount of $8,000, based on the proceeds received. The discount is being amortized over the term of the debt, through March 17, 2009.

The embedded conversion option related to the Powers note is accounted for under EITF issue No. 00-19. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three months ended March 31, 2008, the Company reflected a charge of $2,376 representing the change in the value of the embedded conversion option.

For the three months ended March 31, 2008 and 2007, the Company reflected a charge of $2,165 and $40,950, respectively, representing the change in the value of our embedded conversion options during the periods.

For the three months ended March 31, 2008 and 2007, the Company reflected a charge of $244,590 and $19,631, respectively, representing the amortization of debt discount as interest expense during the periods.

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

During the three months ended March 31, 2008 the Company issued an aggregate of 744,683 shares of common stock, valued at $276,419, for consulting services.

During the three months ended March 31, 2008 the Company issued 632,369 shares as payment of expenses accrued at December 31, 2007 in the amount of $312,000.

During the three months ended March 31, 2008 the Company issued 8,887,000 shares of common stock as payment of $746,508 of principal and interest due to Denise Barbato.

During the three months ended March 31, 2007 the Company issued an aggregate of 1,419,637 shares of common stock, valued at $906,289, for consulting services.

During the three months ended March 31, 2007 the Company issued 74,718 shares as payment of expenses accrued at December 31, 2006 in the amount of $56,350

During January 2007 the Company issued 2,125,000 shares of common stock as payment of $178,500 of principal and interest due to Denise Barbato.

During March 2007 the Company issued 25,000 shares of common stock as payment of $11,395 of principle and interest due to Long Lane Capital.On August 30, 2006, Long Lane Capital, Inc. exercised its two common stock warrants, aggregating 1,000,000 shares, under the cashless exercise provisions of the warrant agreements dated October 5, 2004 and February 26, 2005 and received 428,155 and 393,203 shares respectively.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to March 30, 2008, the company issued 916,667 restricted shares to Denise Barbato valued at $77,000 as final payment for the January 8, 2004 debt consolidation agreement. The company also issued an additional 2,083,333 restricted shares to Denise Barbato in exchange for an additional $175,000 in cash.

Subsequent to March 30, 2008, the company issued 1,417,834 shares valued at $425,000 for consulting services.

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

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31, 2008, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 1A.  Risk Factors

There have been no material changes from risk factors disclosed in our annual report on Form 10-K for the period ending December 31, 2007.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

During this fiscal quarter, we issued the following common stock:

On March 28, 2008, we issued 2,000,000 common shares to Denise Barbato valued at $168,000 as partial payment for the January 8, 2004 debt consolidation agreement.

On April 27, 2008, we issued 916,667 shares to Denise Barbato valued at $77,000 as final payment for the January 8, 2004 debt consolidation agreement. The company also issued an additional 2,083,333 shares to Denise Barbato in exchange for an additional $175,000 in cash.

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

Item 5.  Other Information.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

31.2	Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

32.2	Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 20, 2008

NUCLEAR SOLUTIONS, INC.

By:	/s/ Patrick Herda	By:	/s/ Kenneth Faith
	Patrick Herda		Kenneth Faith
	Title: President, CEO		Title: CFO