Form 10-Q/A
period 2008-03-31
NUCLEAR SOLUTIONS INC
filed 2008-05-21
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
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

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology licence agreement, for the three months ended March 31, 2008 as compared with revenues from continuing operations of $100,000 for the three months ended March 31, 2007.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $1,035,610 for the three months ended March 31, 2007 to $1,002,815 for the three months ended March 31, 2008. The principal reason for this decrease was due to a decrease in legal, professional fees and consulting fees. This slight decrease is within expected business activity variances.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $1,035,610 for the three months ended March 31, 2007 to $1,002,815 for the three months ended March 31, 2008. The principal reason for this decrease was due to a decrease in legal, professional fees and consulting fees, as stated above. Depreciation expense decreased for the first three months of 2008 versus the first three months of 2007, decreasing from $1,668 for the three months ended March 31, 2007 to $1,229 for the three months ended March 31, 2008. This slight decrease reflects no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense increased from $40,559 for the three months ended March 31, 2007 to $252,599 for the three months ended March 31, 2008. This increase is due primarily to increased amortization of debt discount.

SALES, GENERAL AND ADMINISTRATIVE:

Sales, General & Administrative Expenses increased by $34,559 during the three months ended March 31, 2008 to a total amount of $75,785 as compared to $41,226 for the three months ended March 31, 2007. The increase was due to increased travel and general business expenses.

NET LOSS: The Company incurred a net loss of ($1,257,579) for the three months ended March 31, 2008, compared with a net loss of ($1,017,119) for the three months ended March 31, 2007, which reflects a year-to-year increase in the amount of loss for the period of $240,460. The principal reason for this increase was due to incurring more operating expenses as a result of increased business development activites.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2008, we had a working capital deficit of $5,219,089 which compares to a working capital deficit of $ 5,181,372 as of March 31, 2007. As a result of our operating losses for the three month period ended March 31, 2008, we generated a cash flow deficit of $239,847 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $58,000 on proceeds from short-term notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2008, we had cash and cash equivalents aggregated $11,134

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

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