Form 10-Q
period 2008-06-30
NUCLEAR SOLUTIONS INC
filed 2008-08-15
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2008 we had 93,665,981 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash	$30,168	$192,981
Receivable on sale of common stock	72,700	-
Prepaid expenses	216,622	112,900

Total current assets	319,490	305,881

Property and equipment, net of accumulated depreciation
of $30,105 and $28,019 as of June 30 2008 and December 31, 2007 respectively	5,539	7,625

Other assets	100,724	1,800

Total assets	$425,753	$315,306

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,702,559	$3,938,962
Accrued executive compensation	616,882	995,112
Convertible notes payable - related parties, net of discount of $18,110
and $5,115, as of June 30,2008 and December 31, 2007, respectively	18,334	45,885
Convertible notes payable - other, net of discount of $0 and
and $233,168, as of June 30,2008 and December 31, 2007, respectively	39,000	498,055

Total current liabilities	5,376,775	5,478,014

Derivative liability (Note 4)	42,875	13,311

Total liabilities	5,419,650	5,491,325

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 93,665,981 and 73,734,095 issued and
outstanding, as of June 30,2008 and December 31,2007 respectively	9,367	7,374
Additional paid-in capital	19,540,501	16,802,581
Deferred equity based expense	(1,194,858)	(1,058,503)
Accumulated deficit	(23,348,907)	(20,927,471)

Total deficiency in stockholders' equity	(4,993,897)	(5,176,019)

Total liabilities and deficiency in stockholders' equity	$425,753	$315,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$100,000

Executive compensation	171,563	13,750	237,917	27,500
Consulting	580,725	755,009	1,211,046	1,487,062
Legal and professional fees	187,675	171,532	416,800	418,444
General and administrative expenses	33,292	39,670	109,045	80,897
Depreciation and amortization	858	1,656	2,086	3,324

	974,113	981,617	1,976,894	2,017,227

Loss from operations	(974,113)	(981,617)	(1,976,894)	(1,917,227)

Other Income(expenses)
Interest expense	(185,378)	(160,377)	(437,978)	(200,936)
Change in fair value of derivative liability	(4,400)	(31,670)	(6,564)	(72,620)
Loss before provision for income taxes	(1,163,891)	(1,173,664)	(2,421,436)	(2,190,783)

Provision for income taxes	-	-
Net loss	$(1,163,891)	$(1,173,664)	$(2,421,436)	$(2,190,783)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares
outstanding, basic and diluted	88,449,446	58,150,890	84,119,971	56,186,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2008 TO JUNE 30, 2008
(unaudited)

						Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Equity

Balance January 1, 2008	73,734,095	$7,374	$16,802,581	$(1,058,503)	$(20,927,471)	$(5,176,019)

Shares issued for services	1,495,440	149	477,269	-	-	477,418

Shares issued for accrued expenses	1,299,446	130	535,870	-	-	536,000

Shares issued for payment of debt and Interest	17,137,000	1,714	1,539,781	-	-	1,541,495

Beneficial conversion feature	-	-	185,000	-	-	185,000

Deferred compensation	-	-	-	(1,245,668)	-	(1,245,668)

Amortization of deferred compensation	-	-	-	1,109,313	-	1,109,313

Net loss	-	-	-	-	(2,421,436)	(2,421,436)

Balance June 30, 2008	93,665,981	$9,367	$19,540,501	$(1,194,858)	$(23,348,907)	$(4,993,897)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,421,436)	$(2,190,782)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,086	3,324
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	428,174	154,107
Change in fair value of derivative liability	6,564	72,620
Stock and warrants issued for services	1,606,071	2,668,857
Changes in operating assets and liabilities:
Accounts receivable
Prepaid Expenses	(123,146)	(105,800)
Other Assets	(79,500)	7,500
Accounts payable and accrued expenses	64,957	(925,474)
Accrued executive compensation	145,417	(16,280)

Net cash used in operating activities	(370,813)	(331,928)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	208,000	461,980

Net cash provided by financing activities	208,000	461,980

Net increase in cash	(162,813)	130,052

Cash, beginning of period	192,981	31,451

Cash, end of period	$30,168	$161,503

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$428,174	$154,107
Payment of debt and interest with common stock	$925,808	$357,895
Beneficial conversion discount	$208,000	$420,871
Payment of accrued expenses with common stock	$1,059,647	$56,350

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc., formally, Future Fuels, Inc., which has had minimal operations through June 30, 2008.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through June30, 2008.

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

Business Concentration

For the six months ended June 30, 2007 we earned all of our revenue from one customer.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At June 30, 2008 and 2007, the Company had 801,675 and 12,317,665 potentially dilutive securities, respectively.

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

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of June 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.
	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$42,875	$-	$-	$42,875

The Company’s conversion option liability is valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the six months ended June 30, 2008.

Balance at beginning of period	$13,311
Additions to derivative instruments	23,000
Change in fair value of conversion option	6,564

Balance at end of period	$42,875

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $2,421,436 for the six months ended June 30, 2008, and a working capital deficiency of $5,057,285 and a stockholders' deficiency of $4,993,897 at June 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008 (unaudited)	2007
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The note is payable on December 31, 2008	$—	$34,723
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The notes are payable on December 31, 2008	—	696,500
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 14%; maturity June 4, 2009	13,444	12,000
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 14%; maturity March 17, 2009	8,000	12,000
John Powers note, convertible into common stock
At a 50% discount to market; interest rate 14%; maturity April 25, 2009	15,000	—
Total notes payable	75,444	782,223
Less: current portion	(75,444)	(782,223)
Balance notes payable (long term portion)	$—	$—

During March 2008 the Company received advances from Denise Barbato in the amount of $50,000. The advances are convertible into common stock at the rate of $0.084 per share and are due on December 31, 2008. Since the advances are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $50,000, based on the proceeds received. The discount has been fully expensed at June 30, 2008, since the debt was settled through the issuance of common stock on April 27, 2008.

During the three months ended March 31, 2008 the Company issued an aggregate of 8,887,000 shares of common stock as payment of $737,221 of principle and $9,287 of accrued interest to Denise Barbato.

During April 2008 the Company issued an aggregate of 2,134,524 shares of common stock as payment of $179,002 of principle and $298 of accrued interest to Denise Barbato.

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

On April 25, 2008 the Company received $15,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 14% per year and maturing on April 25, 2009. The note is convertible into common stock at the rate of 50% of market value. We have recorded a debt discount related to the beneficial conversion feature in the amount of $15,000, based on the proceeds received. The discount is being amortized over the term of the debt, through April 25, 2009.

The embedded conversion option related to the Powers note is accounted for under EITF issue No. 00-19. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model.

For the three months ended June 30, 2008 and 2007, the Company reflected a charge of $4,400 and $31,670, respectively, representing the change in the value of our embedded conversion options during the periods.

For the six months ended June 30, 2008 and 2007, the Company reflected a charge of $6,564 and $72,760, respectively, representing the change in the value of our embedded conversion options during the periods.

For the three months ended June 30, 2008 and 2007, the Company reflected a charge of $183,584 and $134,476, respectively, representing the amortization of debt discount as interest expense during the periods.

For the six months ended June 30, 2008 and 2007, the Company reflected a charge of $428,174 and $154,107, respectively, representing the amortization of debt discount as interest expense during the periods.

NOTE 5 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of June 30, 2008 and December 31, 2007 and 2006, the Company has issued and outstanding 93,665,981 and 73,734,095 shares of common stock, respectively.

During the six months ended June 30, 2008 the Company issued an aggregate of 1,495,440 shares of common stock, valued at $477,418, for consulting services.

During the six months ended June 30, 2008 the Company issued 1,299,447 shares as payment of expenses accrued at December 31, 2007 in the amount of $536,000.

On June 10, 2008 the Company issued 5,250,000 shares as payment of accrued executive compensation of $542,987. Of this amount, $523,647 was accrued at December 31, 2007.

During April 2008 we issued 865,476 shares to Denise Barbato for a price of $72,700. At June 30 we had not received payment for these shares and the receivable is recorded as a deduction from stockholders’ equity at June 30, 2008.

During the six months ended June 30, 2008 the Company issued 11,021,524 shares of common stock as payment of $925,808 of principal and interest due to Denise Barbato.

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

Business Overview

In July 2007, The Board of Directors elected to focus the company exclusively on the production of synthetic fuels. All other Nuclear Solutions business units including those in technology development are being suspended while the company focuses its resources on developing the business objectives of its wholly owned subsidiary Fuel Frontiers, Inc.

As previously disclosed in an 8-K filing, on July 23, 2008, Jack Young, 78, Vice President of Nuclear Solutions, Inc. and President of our subsidiary, Fuel Frontiers, Inc., tendered his resignation from both executive officer positions. He did not provide any details surrounding the reason for his resignation. Subsequently, on July 24, 2008, the board of directors appointed David C. Maland, 52, to succeed Mr. Young as President of Future Fuels, Inc. (FFI). Mr. Maland has been an independent business consultant for the last five years.

On August 4, 2008 The Company announced the appointment of Major General Lincoln Jones, III (USA Ret.), Mr. Dick Westfahl, and Mr. James McCulloch to a transitional advisory committee formed to identify and recommend candidates with a petroleum industry background for the position of President and CEO as well as other key senior management positions. In addition, this committee will make recommendations for guiding and financing the development of the company’s proposed coal-to-diesel projects in Kentucky.

The transitional advisory committee reports to the Board of Directors and will provide guidance, advice, and planning assistance for the company’s coal-to-diesel projects and future projects to produce synthetic diesel from coal and other feedstocks, such as oil refinery waste, petroleum coke, and scrap tires.

Each member of the transitional advisory committee will serve for a term of six months and will be compensated with 600,000 shares of Nuclear Solutions, Inc. common stock.

Major General Lincoln Jones is Chairman of Worldwide Strategic Partners, Inc., an energy consulting company. He was recently appointed to the Board of Directors of Global Resource Corporation, a publicly traded company that developed microwave technology for alternative fuel use. Major Jones retired from the Army as Deputy Commanding General U.S. Army V Corps, Germany where he was Deputy to the Former Secretary of State General Colin Powell. Following his Army career, General Jones was a key executive at Enron where he served as President of Enron Power Corp. (1991-98); Vice Chairman, Enron Europe (1996-98); and President, Enron Engineering & Construction (1993-96). During that time, he developed sixteen and operated eighteen power plants throughout the world. Since retiring from Enron in 1998, he has acted as a consultant for energy, military, and geopolitical issues.

Mr. Dick Westfahl is a graduate of the U. S. Naval Academy, Annapolis, Maryland and the U.S. Naval Postgraduate School in Monterey, California with an M.S. in Oceanography. Mr. Westfahl has served as Managing Director of Enron Engineering and Construction Company (EECC) from 1997 to 2001. In this capacity he also served as Executive Vice President of National Energy Production Company (NEPCO). Prior to that position he was President of Raytheon Environmental Services Company, a subsidiary of Raytheon Engineers & Constructors Company; Regional Director of Business Development for Harding Lawson Associates, an environmental engineering and consulting firm; and Vice President-Deputy Manager of Stone & Webster Engineering Corporation. Mr. Westfahl is also an Executive Energy Consultant to Worldwide Strategic Partners since 2005, and is also currently President of Worldwide Capital Partners II, an energy consulting company. Mr. Westfahl is a retired U.S. Naval Officer with experience in various leadership positions for the U.S. Navy, including that of Commanding Officer of a nuclear submarine.

Mr. James McCulloch graduated from Tulane University in 1974 with a B.A. in Political Science, and from Tulane University School of Law in 1977 with a J.D. degree. He has been a frequent author and speaker on legal and insurance issues. Mr. McCulloch retired from Global Santa Fe Corporation, an international offshore drilling and energy services company, in December 2007 consequent with that company's merger with Transocean Corporation.  At the time of his retirement he served as Senior Vice President and General Counsel, an office to which he had been appointed in 1999, and had responsibility for all legal and risk management functions of the organization. Mr. McCulloch currently also serves as an advisory board member of Sunland Construction, Inc., a privately held company engaged in the construction of natural gas pipelines and the provision of complementary services to energy customers in the U.S.

Production of Ultra-Clean Synthetic Fuels through our subsidiary Fuel Frontiers, Inc.

The primary business of Fuel Frontiers, Inc. (FFI) is to plan, design, finance, construct, and operate multiple gas-to-liquid synthetic fuel synthesis facilities to transform virtually cost-free waste materials such as used tires, waste coal, solid and liquid municipal wastes, biomass, and other similar low-value societal refuse into high-value gas-to-liquid fuels such as ultra-clean diesel.

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

We intend to build our facilities with modular expansion capability to allow for increased future production and/or gasification of additional or diverse feedstock (waste materials). As of the date of this report, we are working with Westinghouse Plasma Corporation and Shaw Group, Energy & Chemicals for design engineering, procurement, construction, and production operations for our renewable fuel projects currently in the planning stages. As a matter of policy and our business model, we intend to outsource engineering, procurement, construction as well as daily facility management and operations of any future facilities to qualified and experienced providers.

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

In July 2008, the company was informed by Kentucky officials associated with Muhlenberg County that the county allocated $625,000 from its coal severance fund towards engineering and development for our proposed Coal-to-Ultra-Clean Diesel production facility in Muhlenberg County, Kentucky.

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

Results of Operations

REVENUES: The Company reported revenues of $100,000 from our existing technology license agreement, for the six months ended June 30, 2007 as compared with revenues from continuing operations of $0 for the six months ended June 30, 2008. The increase in revenues is attributable to our policy of recognizing revenues on a cash basis. During the second quarter of 2007, we received and recognized $0 in revenue in the three months ended June 30, 2007.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $2,017,227 for the six months ended June 30, 2007 to $1,976,894 for the six months ended June 30, 2008. The principal reason for this decrease was due to a decrease in consulting fees, and an increase in executive compensation.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $2,017,227 for the six months ended June 30, 2007 to $1,976,894 for the six months ended June 30, 2007. This decrease was primarily due to a decrease in consulting fees and an increase in Legal as stated above. Depreciation expense decreased for the first six months of 2008 versus the first six months of 2007, decreasing from $3,324 for the six months ended June 30, 2007 to $2086, for the six months ended June 30, 2007. This slight decrease reflects no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense increased from $200,936 for the six months ended June 30, 2007 to $437,978 for the six months ended June 30, 2008. This increase is due primarily to increased debt to finance company operations.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses increased by $28,148 during the six months ended June 30, 2008 to a total amount of $109,045 as compared to $80,897 for the six months ended June 30, 2007. The increase was due to increased travel and general business expenses.

NET LOSS: The Company incurred a net loss of (2,421,436) for the six months ended June 30, 2008, compared with a net loss of ($2,190,783) for the three months ended June 30, 2007, which reflects a year-to-year increase in the amount of loss for the period of $230,653. The principal reason for this increase was due to incurring more operating expenses as a result of increased business development activities.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2008, we had a working capital deficit of $5,057,285 which compares to a working capital deficit of $ 5,130,196 as of June 30, 2007. As a result of our operating losses for the three month period ended June 31, 2008, we generated a cash flow deficit of $370,814 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $208,000 on proceeds from short-term notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2008, we had cash and cash equivalents aggregated $30,168

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our outstanding debt obligations are fixed and are not subject to market fluctuations. Some of our convertible debt may have its interest costs increased if the debt is converted into common stock because the conversion price is a function of the market price of our common stock.

Item 4. Controls and Procedures.

Evaluation of and Report on Internal Control over Financial Reporting

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2008:

(1) Lack of an independent audit committee. We do not have an independent audit committee. We have never named an audit committee financial expert. It is our intension to establish an audit committee of the board and obtain a financial expert on our audit committee when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2) Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the quarter ending June 30, 2008, we had only three persons, two of which were executive officers, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

(3) Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies described above constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the fiscal quarter ending June 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

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

Item 1A.  Risk Factors

There have been no material changes from risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On June 10, 2008, The Company issued 5,250,000 common shares in exchange for full satisfaction of a debt of $542,987 owed and payable to I.P. Technology Holding, Inc. pursuant to the IPTH contract modification agreement dated 1-10-06.

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

Dated August 15, 2008

NUCLEAR SOLUTIONS, INC.

By:	/s/Patrick Herda	By:	/s/Kenneth Faith
	Patrick Herda		Kenneth Faith
	Title: President, CEO		Title: CFO