Form 10-Q
period 2008-09-30
NUCLEAR SOLUTIONS INC
filed 2008-11-18
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 17, 2008 we had 97,490,981 shares of common stock issued and outstanding.

 PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash	$321,152	$192,981
Prepaid expenses	12,900	112,900

Total current assets	334,052	305,881

Property and equipment, net of accumulated depreciation of $30,772 and $28,019 as of September 30 2008 and December 31, 2007 respectively	4,872	7,625

Other assets	81,300	1,800

Total assets	$420,224	$315,306

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,630,279	$3,938,962
Accrued executive compensation	715,021	995,112
Advance payments received	188,209	-
Convertible notes payable - related parties, net of discount of $3,682 and $5,115, as of September 30, 2008 and December 31, 2007 respectively	17,762	45,885
Convertible notes payable - other, net of discount of $0 and and $233,168, as of September 30, 2008 and December 21, 2007 respectively	39,000	498,055

Total current liabilities	5,590,271	5,478,014

Derivative liability (Note 4)	22,843	13,311

Total liabilities	5,613,114	5,491,325

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 96,715,981 and 73,734,095 issued and outstanding, as of September 30,2008 and December 31,2007 respectively	9,672	7,374
Additional paid-in capital	19,862,821	16,802,581
Deferred equity based expense	(788,329)	(1,058,503)
Accumulated deficit	(24,277,054)	(20,927,471)

Total deficiency in stockholders' equity	(5,192,890)	(5,176,019)

Total liabilities and deficiency in stockholders' equity	$420,224	$315,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$100,000

Executive compensation	171,562	13,750	409,479	41,250
Consulting	958,115	472,053	2,169,162	1,959,115
Legal and professional fees	61,404	305,812	478,204	724,256
General and administrative expenses	173,529	35,282	282,573	116,179
Depreciation and amortization	667	1,625	2,753	4,949
Payments received pursuant to collaborative arrangement	(436,791)	-	(436,791)	-
	928,486	828,522	2,905,380	2,845,749

Loss from operations	(928,486)	(828,522)	(2,905,380)	(2,745,749)

Other Income(expenses)
Interest expense	(16,638)	(296,489)	(454,617)	(497,425)
Change in fair value of derivative liability	16,978	(9,249)	10,414	(81,869)
Loss before provision for income taxes	(928,146)	(1,134,260)	(3,349,583)	(3,325,043)

Provision for income taxes	-	-
Net loss	$(928,146)	$(1,134,260)	$(3,349,583)	$(3,325,043)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	94,598,590	62,014,227	87,638,339	58,688,169

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2008 TO SEPTEMBER 30, 2008
(unaudited)

	Common Stock		Additional Paid-In	Deferred Equity Based	Accumulated	Total Deficiency in Stockholders'
	Shares	Amount	Capital	Expense	Deficit	Equity

Balance January 1, 2008	73,734,095	$7,374	$16,802,581	$(1,058,503)	$(20,927,471)	$(5,176,019)

Shares issued for services	4,545,440	454	794,235	-	-	794,689

Shares issued for accrued expenses	1,299,446	130	535,870	-	-	536,000

Shares issued for payment of debt and Interest	16,271,524	1,627	1,467,168	-	-	1,468,795

Shares issued for cash	865,476	87	74,913	-	-	75,000

Beneficial conversion feature	-	-	185,000	-	-	185,000

Reclassify derivative liability	-	-	3,054	-	-	3,054

Cash received in excess of stock issued	-	-	-	-	-	-

Deferred compensation	-	-	-	(1,319,378)	-	(1,319,378)

Amortization of deferred compensation	-	-	-	1,589,552	-	1,589,552

Net loss	-	-	-	-	(3,349,583)	(3,349,583)

Balance September 30, 2008	96,715,981	$9,672	$19,862,821	$(788,329)	$(24,277,054)	$(5,192,890)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,349,583)	$(3,325,043)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,753	4,950
Amortization of debt discount - beneficial conversion feature of convertible note and warrants	442,601	423,753
Change in fair value of derivative liability	(10,414)	81,869
Stock and warrants issued for services	2,403,580	3,454,160
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid Expenses	100,000	(105,800)
Other Assets	(79,500)	7,500
Accounts payable and accrued expenses	(81,031)	(1,044,685)
Accrued executive compensation	243,556	(38,280)
Advance payments received	188,209	-

Net cash used in operating activities	(139,829)	(541,576)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt	208,000	511,980
Proceeds from issuance of common stock	75,000	-
Payments on Loans	(15,000)	-

Net cash provided by financing activities	268,000	511,980

Net increase in cash	128,171	(29,596)

Cash, beginning of period	192,981	31,451

Cash, end of period	$321,152	$1,855

Supplemental disclosures:
Cash paid for:

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of convertible note and warrants	$442,601	$423,753
Payment of debt and interest with common stock	$925,808	$609,895
Beneficial conversion discount	$208,000	$511,980
Payment of accrued expenses with common stock	$1,078,987	$1,334,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc.(“FFI”), formally, Future Fuels, Inc., which has had minimal operations through June 30, 2008.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through September 30, 2008.

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

Business Concentration

For each of the nine months ended September 30, 2007 we earned all of our revenue from a single customer.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB104"), which superceded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), “Multiple-Deliverable Revenue Arrangements”. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Licensing fee income generally is being recognized ratably over the term of the license. The Company's management has determined that the collectibility and length of time to collect the remaining contracted price due from its licensee can not be reasonably assured. Accordingly, revenues will be recognized as collected.

Collaborative Arrangement

The Company, through its subsidiary FFI, has entered into a collaborative arrangement with Kentucky Fuel Associates, Inc. (“KFA”) for the development of coal-based gas-to-liquid (CTL) fuel production facilities in the State of Kentucky. KFA has agreed to provide an initial funding of $2,000,000 per site to be applied by FFI towards any and all costs and expenses incurred in the ordinary course of business for the development, construction and arranging of financing to closure including without limitation the following costs: engineering, procurement, administrative, development management, financing, legal, operations and maintenance costs for each said fuel production facility. In consideration for KFA’s initial minimum funding contribution, KFA will receive 7% of the annual net pre-tax income of each jointly developed CTL diesel fuel facility and 2.5% equity interest in the first CTL diesel fuel facility developed by FFI and KFA. Additionally, KFA will have the exclusive right to develop CTL diesel fuel facilities with FFI in the state of Kentucky and a conditional first right of refusal to develop CTL diesel fuel facilities in the remainder of the United States.

We are accounting for this agreement pursuant to EITF 07-01, “Accounting for Collaborative Arrangements”. We have expended $436,791 towards the development of the initial CTL facility and KFA has provided $625,000 in funding. We have reported $436,791 of the payment as payments received pursuant to collaborative agreements and the balance of $188,209 as a current liability as advance payments received.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At September 30, 2008 and 2007, the Company had 1,054,940 and 10,304,499 potentially dilutive securities, respectively.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$22,843	$-	$-	$22,843

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the nine months ended September 30, 2008.

Balance at beginning of period	$13,311
Additions to derivative instruments	23,000
Change in fair value of conversion option	(10,414)
Reclassification to equity upon repayment	(3,054)

Balance at end of period	$22,843

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $3,349,583 for the nine months ended September 30, 2008, and a working capital deficiency of $5,256,219 and a stockholders' deficiency of $5,192,890 at September 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008 (unaudited)	2007
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The note is payable on December 31, 2008	$—	$34,723
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The notes are payable on December 31, 2008	—	696,500
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	13,444	12,000
John Powers note, convertible into common stock At a 50% discount to market; interest rate 14%; maturity March 17, 2009	8,000	—
Total notes payable	60,444	782,223
Less: current portion	(60,444)	(782,223)
Balance notes payable (long term portion)	$—	$—

During March 2008 the Company received advances from Denise Barbato in the amount of $50,000. The advances are convertible into common stock at the rate of $0.084 per share and are due on December 31, 2008. Since the advances are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $50,000, based on the proceeds received. The discount has been fully expensed at September 30, 2008, since the debt was settled through the issuance of common stock on April 27, 2008.

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

On April 25, 2008 the Company received $15,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 14% per year and maturing on April 25, 2009. The note is convertible into common stock at the rate of 50% of market value. We have recorded a debt discount related to the beneficial conversion feature in the amount of $15,000, based on the proceeds received. The note was repaid on August 22, 2008 and the discount has been fully amortized.

The embedded conversion option related to the Powers note is accounted for under EITF issue No. 00-19. We have determined that the embedded conversion option is a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. Upon repayment of the note, the warrant liability on the date of repayment, $3,054, was reclassified to additional paid-in capital.

For the three months ended September 30, 2008 and 2007, the Company reflected a credit of $16,978 and a charge of $9,249, respectively, representing the change in the value of our embedded conversion options during the periods.

For the nine months ended September 30, 2008 and 2007, the Company reflected a credit of $10,414 and a charge of $81,869, respectively, representing the change in the value of our embedded conversion options during the periods.

For the three months ended September 30, 2008 and 2007, the Company reflected a charge of $14,427 and $269,646, respectively, representing the amortization of debt discount as interest expense during the periods.

For the nine months ended September 30, 2008 and 2007, the Company reflected a charge of $442,601 and $423,753, respectively, representing the amortization of debt discount as interest expense during the periods.

NOTE  5  - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of September 30, 2008 and December 31, 2007, the Company has issued and outstanding 96,715,981 and 73,734,095 shares of common stock, respectively.

During the nine months ended September 30, 2008 the Company issued an aggregate of 4,545,440 shares of common stock, valued at $794,688, for consulting services.

During the nine months ended September 30, 2008 the Company issued 1,299,446 shares as payment of expenses accrued at December 31, 2007 in the amount of $536,000.

On June 10, 2008 the Company issued 5,250,000 shares as payment of accrued executive compensation of $542,987. Of this amount, $523,647 was accrued at December 31, 2007.

During April 2008 we issued 865,476 shares to Denise Barbato for proceeds of $75,000. The proceeds were received in the third quarter.

During the nine months ended September 30, 2008 the Company issued 11,021,524 shares of common stock as payment of $925,808 of principal and interest due to Denise Barbato.

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
NOTE 6 - SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the company issued 775,000 shares valued at $69,000 for consulting services.

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

Business Overview

Nuclear Solutions, Inc. (NSOL) and its subsidiary Fuel Frontiers, Inc.(FFI) are engaged in highly technical businesses consisting of research, development, and commercialization of innovative product technologies and processes, which are generally early-stage, theoretical or commercially unproven.

The primary mission of Nuclear Solutions, Inc. is to develop advanced product technologies to address emerging market opportunities in the fields of homeland security and nanotechnology power applications, with particular emphasis in the detection of shielded nuclear materials.

The primary mission of Fuel Frontiers, Inc. is to plan, design, finance, construct and operate gas-to-liquid synthetic fuel production facilities intended to transform domestic coal into ultra-clean diesel. FFI is currently concentrating its efforts on coal-to-diesel projects in the state of Kentucky.

In July 2008, The Board of Directors elected to focus the resources of the combined companies on the production of synthetic fuels through the subsidiary Fuel Frontiers Inc. The primary goal of Management at this time is to focus nuclear solutions resources towards the development of FFI as an independent operating entity.

While the establishment of fuel frontiers Inc. as an independent entity is a priority for management, nuclear solutions Inc. is still maintaining its intellectual property assets and seeking buyers or licensors for the patented and patent pending technology related to the detection of shielded nuclear materials.

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

Results of Operations

REVENUES: The Company reported revenues of $100,000 from our existing technology license agreement, for the nine months ended September 30, 2007 as compared with revenues from continuing operations of $0 for the nine months ended September 30, 2008. The decrease in revenues is attributable to our policy of recognizing revenues on a cash basis. During the third quarter of 2008, we received and recognized $0 in revenue in the three months ended September 30, 2008.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $2,845,749 for the nine months ended September 30, 2007 to $2,905,380 for the nine months ended September 30, 2008. The principal reason for this increase was due to an increase in consulting fees, and an increase in executive compensation.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $2,845,749 for the nine months ended September 30, 2007 to $2,905,380 for the nine months ended September 30, 2008. This increase was primarily due to an increase in consulting fees and an increase in executive compensation as stated above. Depreciation expense decreased for the first nine months of 2008 versus the first nine months of 2007, decreasing from $4,949 for the nine months ended September 30, 2007 to $2,753, for the nine months ended September 30, 2008. This slight decrease reflects no significant increase or decrease in depreciable assets for the respective periods.

INTEREST EXPENSE: Interest expense decreased from $497,425 for the nine months ended September 30, 2007 to $454,617 for the nine months ended September 30, 2008. This decrease is due primarily to payment of debt.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses increased by $166,394 during the nine months ended September 30, 2008 to a total amount of $282,573 as compared to $116,179 for the nine months ended September 30, 2007. The increase was due to increased travel and general business expenses.

NET LOSS: The Company incurred a net loss of ($3,349,583) for the nine months ended September 30, 2008, compared with a net loss of ($3,325,043) for the nine months ended September 30, 2007, which reflects a year-to-year increase in the amount of loss for the period of $24,540. The principal reason for this increase was due to incurring more operating expenses as a result of increased business development activities.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2008, we had a working capital deficit of $5,256,219 which compares to a working capital deficit of $ 4,363,822 as of September 30, 2007. As a result of our operating losses for the nine month period ended September 30, 2008, we generated a cash flow deficit of $139,829 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $268,000 on proceeds from short-term notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2008, we had cash and cash equivalents aggregated $321,152.

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

Item 4. Controls and Procedures.

Evaluation of and Report on Internal Control over Financial Reporting

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(2) Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the quarter ending September 30, 2008, we had only three persons, two of which were executive officers, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

(3) Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies described above constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the fiscal quarter ending September 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On August 28, 2008, we issued 1,400,000 common shares to Brian Ettinger for consulting services valued at $140,000.

On August 28, 2008, we issued 400,000 common shares to Lincoln Jones for advisory board services valued at $28,000.

On August 28, 2008, we issued 400,000 common shares to James McCoulloch for advisory board services services valued at $28,000.

On August 28, 2008, we issued 400,000 common shares to Richard Westfahl for advisory board services services valued at $28,000.

Advisory committee document

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

Dated November 18, 2008

NUCLEAR SOLUTIONS, INC.

By:	/s/ Patrick Herda	By:	/s/ Kenneth Faith
	Patrick Herda		Kenneth Faith
	Title: President, CEO		Title: CFO