Form 10-K
period 2008-12-31
NUCLEAR SOLUTIONS INC
filed 2009-04-15
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 000-31959

Nuclear Solutions, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	88-0433815
(State of Incorporation)	(IRS Employer Identification No.)

5505 Connecticut Ave., Ste. 5505, Washington, D.C.	20015
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number,(202)     787       -   1951

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

Indicate by check  mark whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average of the bid and ask price of the common equity was $15,689,051.

As of April 14, 2009, there were 97,490,981 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $1,766,398 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on April 14, 2009. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at April 14, 2009, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Nuclear Solutions, Inc.
FORM 10-K
December 31, 2008

PART I

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

Item 1.   Description of Business

(a) Our Corporate History. The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. an internet e-commerce company. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc. At that time, our primary business was the development of a new type of nuclear reactor technology. As of the date of this report, our business is now focused on the production of synthetic diesel fuel from coal concentrating its efforts exclusively on coal-to-diesel projects already underway in the state of Kentucky.

(b) Business of the Issuer.

Nuclear Solutions, Inc. and its wholly owned subsidiary, Fuel Frontiers, Inc. is engaged in the research, development, and commercialization of innovative technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop facilities to produce ultra-clean synthetic diesel from coal and other materials using a plasma-based gasification system and a conventional synthesis gas-to-fuel reforming system based upon Fisher-Tropsch technology.

In 2008, The Board of Directors elected to focus the company exclusively on the production of synthetic fuels through the FFI subsidiary. Prior to that, the company was developing nuclear technologies in the areas of shielded nuclear material detection and nuclear micro-batteries in addition to the production of synthetic fuels. Due to the difficulties encountered in raising capital in a declining economic climate coupled with the limited resources of the company, management made the decision to place all nuclear technology development programs into a dormant state.  The company will continue to maintain the intellectual property associated with the shielded nuclear detection technology program and will seek a buyer or a master licensee for the patents.  The company is discontinuing all further business development associated with nuclear micro battery technology and other nuclear legacy technologies.

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

Originally, our approach to the production of ultra-clean synthetic fuel was highly focused on the utilization of virtually cost free waste materials as feedstock for our process.

We believe our approach to the production of ultra-clean synthetic fuels is differentiated by our business model and technical approach. Our business model focuses on the flexibility to use virtually cost free waste materials, some of which are renewable, in combination with conventional feed stocks such as coal or petroleum coke, as opposed to other approaches which must lock in a certain type of homogeneous feedstock. Our technical approach involves the use of a low-emission plasma processing (gasification) system to convert the waste materials into synthesis gas which is then converted into ultra-clean synthetic diesel.

System Overview

The FFI approach for the production of ultra-clean diesel occurs in two stages. In the first stage the feedstock material is fed into a plasma processing system such as the Westinghouse Plasma Gasifier (WPG) which transforms the feedstock material into synthesis gas, which is composed of carbon, hydrogen and oxygen. The heart of Westinghouse’s Plasma Gasifier contains a plasma field that reaches temperatures up to 30,000 degrees Centigrade. The plasma breaks down feedstock materials--such as coal, used tires, wood wastes as well as petroleum coke and other materials--to their core elements in a clean and efficient manner which generates significant amounts of synthesis gas. Excess heat energy is removed from the resulting synthesis gas and recovered to generate electricity on-site which can be used to provide power to the system. The cooled synthesis gas is then refined for purity and passed to the second stage. In the second stage, the refined synthesis gas, which is composed primarily of carbon, hydrogen and oxygen, is converted into ultra-clean diesel though a modified Fischer-Tropsch gas-to-liquids synthesis process for diesel fuels. The process applies a metallic catalyst to chemically transform the synthesis gas into a liquid fuel which is then refined to fuel-grade standards. This approach is not entirely new, as early as 1936 in Germany similar technology was used with coal-produced synthesis gas to produce diesel and alcohols on a commercial scale. The FFI approach to ultra-clean synthetic fuel production differs from other approaches mainly because our system can utilize multiple feedstock materials that are normally difficult to utilize in a conventional gasifier. The ability to use heterogeneous materials is a benefit of a plasma processing system. The Westinghouse Plasma Gasifier has the proven capability to transform a wide variety of waste materials into the synthesis gas in an efficient and environmentally friendly manner.

Notable Events

On November 3, 2005, FFI signed a land lease agreement with Venture III Associates, a New Jersey General Partnership, and a permit and feedstock agreement with Ocean County Recycling Center, Inc., a New Jersey corporation.

FFI entered into a fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-fuel production facility in exchange for 1,000,000 shares of FFI common stock. When the facility commences operations FFI will pay Venture III $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-fuel facility when the facility begins operations. The payment of the 1,000,000 shares of FFI common stock was deferred by Venture III until groundbreaking occurs for the waste to fuel facility on said property. Originally, this project was intended to produce synthetic ethanol. Due to unfavorable market conditions for ethanol and local community concerns this project is being reevaluated by management to determine an appropriate technology and target product that will present a viable and attractive opportunity to our shareholders and the local community.

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

On July 23, 2008, Jack Young, 79, Vice President of Nuclear Solutions, Inc. and President of our subsidiary, Fuel Frontiers, Inc., tendered his resignation from both executive officer positions. Subsequently, on July 24, 2008, the board of directors appointed David C. Maland, 52, to succeed Mr. Young as President of Future Fuels, Inc. (FFI). Prior to his appointment as president, Mr. Maland was an independent business consultant for the last five years.

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

FFI has granted KFA the exclusive right to locate and develop CTL production projects in the State of Kentucky and the non-exclusive right to perform the same functions throughout the United States. KFA will also have the right to match any third parties proposals for CTL production projects in the United States, subject to FFI’s approval.

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

On September 3, 2008, FFI received $625,000 from Kentucky Fuel Associates. These funds were initially granted to KFA by Muhlenberg County, Kentucky for the design, engineering and related development expenditures for a Coal-to-Liquids (“CTL”) facility to be located in Muhlenberg county designated for the production of ultra-clean synthetic diesel fuel from local coal. In May 2008, KFA announced it would assign the $625,000 grant over to its development partner Fuel Frontiers, Inc. The $625,000 received represents a partial payment associated with this Development Agreement.

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

Currently, we are focusing our efforts in the state of Kentucky, Muhlenberg County for our first coal to ultra-clean diesel production facility. The projected output of a typical project can range from approximately 50,000,000 gallons per year to 200,000,000 gallons per year. We currently estimate that the inside battery limits cost of an ultra-clean synthetic diesel waste-to-fuel facility producing approximately 50,000,000 gallons per year could range from $300,000,000 to $400,000,000. This estimate range is qualified by the fact that the actual cost of any facility can be significantly affected by factors such as the exact nature and terms of the project, the market price for engineering, labor and raw construction materials and any environmental or regulatory costs which are highly project dependent. We will require additional capital to develop these projects. Over the next twelve months, we anticipate raising additional capital through debt, grants or equity financing. The financing requirements for each project can be substantially different from one another and may or may not result in significant dilution and or increased indebtedness of the company.

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

Over the next twelve months, we anticipate that FFI's development efforts will continue to focus on engineering plant designs as well as project development and financing. These elements will play critical roles in the establishment of FFI's waste-to-fuel projects. While we believe that the appropriate technologies for waste-to-synthetic fuels such as ultra-clean diesel are commercially available, there is, however, no guarantee that commercially available technologies will be appropriate in every instance for the production of fuels and any of FFI's proposed facilities. Moreover, there could be unexpected problems or delays in the funding, construction and operation of the facility. There is no guarantee that FFI will be successful in raising the capital required for this project. Over the next twelve months we anticipate that FFI will require a minimum of approximately $500,000 to sustain operations. We anticipate raising this money through debt and/or equity financing which may result in substantial dilution, and/or increase the company's indebtedness.

About Our Nuclear Technology Development Business:

Please note: The company’s nuclear technologies are no longer under active development. This section is being provided as a matter of historical reference and as a historical reference to provide a background into the previous business development efforts of the company.

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

The company intends to commercialize our technologies through: strategic partners, joint-venture partners, licensees, and other customers who will carry out project implementation, manufacturing, end-user marketing activities, and deployment of our technologies. We intend to generate revenue from the licensing, sale, and other usage agreements associated with our technologies.

NUCLEAR TECHNOLOGIES:

GRAVIMETRIC SHIELDED NUCLEAR MATERIAL/PORTABLE NUCLEAR WEAPON DETECTOR (Patented, United States Patents 7,298,469, 7,511,831 and 7,511,832)

Please note: The company’s nuclear technologies are no longer under active development. This section is being provided as a matter of historical reference and as a historical reference to provide a background into the previous business development efforts of the company.

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

The company owns three issued United States Patents covering technology for the detection of shielded nuclear materials (United States Patents 7,298,469, 7,511,831 and 7,511,832)

On March 15, 2005, we entered into a License Agreement with I.P. Technology Holding, Inc.(IPTH), a New Jersey corporation. We granted I.P. Technology a limited license for the right to the purchase and resell products based on our patent pending technology for the detection of shielded fissile nuclear materials to all non-federal police and fire agencies in the United States for the patent life of the technology.

Additionally, IPTH has the right to sub-license their rights under the terms of the license with the approval of the company. IPTH has agreed to pay Nuclear Solutions the sum of Nine Million Seven Hundred Thousand ($9,700,000) Dollars over a ten (10) year period, payable on a Bi-annual basis in the amount of $485,000 Dollars, or more, until paid in full. To the extent this technology is commercialized, we will be entitled to an Eight(8%) percent royalty payment on all I.P. Technology Holding gross revenue related to this technology. On January 10, 2006 we modified the March 15, 2005 licensing agreement with I.P. Technology Holding, Inc. Wherein license fees totaling $465,416 on December 31, 2005 were deferred until April 2006 and IPTH's payment schedule was changed to biannual. Due to the suspension of active development related to this technology, the company has no expectation of further revenue being received under the terms of the licensing agreement with IPTH.

Over the next 12 months, subject to available resources, our development plan for our gravimetric nuclear material detector is as follows:

- Maintain the related intellectual property.

- Secure a strategic commercial development partner.

- Seek a potential buyer or master licensee for the technology.

Nuclear Micro-Batteries

Please note: The company’s nuclear technologies are no longer under active development. This section is being provided as a matter of historical reference and as a historical reference to provide a background into the previous business development efforts of the company.

This program is aimed at developing embeddable micro-batteries that can supply long-lasting power for computer chips, micro motors, remote sensors, implantable medical devices, and other defense and aerospace applications. This technology is also known as radioisotope micro power generation or RIMS (radioisotope micro power sources). The science of nanotechnology is the design of Electrical and mechanical systems smaller than the width of a human hair. The field of nanotechnology includes making functional microscopic mechanical devices like motors, gear systems, and pumps. This field also includes making electronic circuits on an atomic scale. An opportunity exists to address the problem of providing reliable power to these devices for a long period of time. As electronic circuits and nanomachines grow ever smaller, a problem is created by the fact that conventional batteries cannot shrink to the same size and still hold enough power for the device to function for a reasonable period of time. Our micro battery technology may solve this problem by drawing energy from an embedded radioactive isotope due to the fact that radioisotope batteries are known to have power densities up to 1,000 times greater than achievable with conventional chemical battery technology. In order to focus our limited resources more effectively, management has elected to suspend this program until further notice. In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. In January 2008, the company renewed its exclusive license option agreement with Jackie Brown in exchange for 300,000 shares of common stock and the payment of all patent maintenance fees for the patents subject to the license agreement. When the company does choose to exercise its rights under the licensing option agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensing of the technology to be paid to Ms. Brown. In January 2009, the License option agreement with Ms. Brown expired. The company is not currently in discussions with Ms. Brown to renew the license option agreement.

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

The company does not anticipate engaging in further development activities regarding nuclear micro-battery technology over the next 12 months.

TRITIATED WATER REMEDIATION TECHNOLOGY (TWR)

Please note: The company’s nuclear technologies are no longer under active development. This section is being provided as a matter of historical reference and as a historical reference to provide a background into the previous business development efforts of the company.

The company was previously developing a technique for Tritiated water remediation by way of isotope separation. This was to be a method to reduce the volume of stored water contaminated with tritium, the radioactive isotope of hydrogen.

The TWR development program was aimed at developing a Tritiated water separation technology that can be transportable and modular or integrated directly into a nuclear power plant. The specific target market for this technology is tritium contaminated water (Tritiated water) produced as a by-product of nuclear complex activities.

In 2004 we filed two patent applications with the United States Patent and Trademark Office to secure the rights to the tritium remediation technology. Additionally in 2005 we filed 2 international patent applications based on our previously filed U.S. Patent Applications.  Due to the company’s shift to the production of synthetic fuels the pending patents associated with this technology have been abandoned.

The company does not anticipate engaging in further development activities regarding TWR technology over the next 12 months.

Competition

Competition in the fields in which the company is endeavoring is complex. During 2008, we did not generate any revenues and we are competing against companies that have significantly greater financial, technical, political and human resources. We are competing with national laboratories, universities, and established corporations, such as Lockheed-Martin, General Atomics, and Raytheon among other similar companies. There are well-established organizations within our business segments that have both name recognition and histories of implemented technologies. In nuclear-related businesses, the competitive field is relatively small but intense and can raise significant barriers to entry. Competition usually stems from name recognition, price, marketing resources, and expertise. Although we have retained marketing and consulting expertise, established competitors could enter the market with new, competing technologies at any time. Our ability to complete will depend on the capabilities of the market-ready technologies and how well we will be able to market these technologies. Additional methods of competition include prior track record of competing for government contracts and experience, greater access to scientific and technical personnel, greater access to capital, greater access to technical facilities, and name or brand establishment.

Plan for the next 12 months

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

Significant Assets

Our significant assets include: Our portfolio of intellectual property which includes trade secrets and know-how in the areas of weapon detection via specific density detection (United States Patents 7,298,469, 7,511,831 and 7,511,832), project development work and engineering associated with the CTL projects in Kentucky and our fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in New Jersey.

Progress

Progress in the development of our technologies have been slower than expected due to the lack of personnel and lack of working capital. We anticipate increasing staffing levels over the next 12 months. We estimate a working capital requirement of at least $500,000 dollars over the next 12 months to maintain operations at a minimum level.

For the year ended December 31, 2008, we have relied on the services of outside consultants. We currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 4 full time employees during the next 12 months. The successful development of any of our current projects would necessitate that we would incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We have two executive officers. Patrick Herda is the President and Chief Executive Officer. Kenneth Faith, Chief Financial and Principle accounting officer. David Maland is the president of our subsidiary Fuel Frontiers, Inc. In addition to the named officers, we retain the following independent contractors and consultants: 1- technical and scientific, 5-business consultants, 1-lobbyist, 3-legal, and 2-administrative. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Under the proposal, non-accelerated filers would be required to provide auditor’s attestation reports beginning with their annual reports filed for fiscal years ending on or after December 15, 2009. The proposal does not affect the requirement that management complete its own assessment of internal control over financial reporting – which is now required for all filers, regardless of size.

Item 1B.   Unresolved Staff Comments.  Not Applicable to a Smaller Reporting Company

Item 2.   Description of Property.

Our principal business address is 1025 Connecticut Ave NW, Suite 1000 Washington, DC 20036 and our principal mailing address is 5505 Connecticut Ave NW, #191, Washington, DC 20015.

In December 2008, we entered into a twelve-month lease for office space. The square footage of the facility is approximately 1,200 Sq ft. The annual cost is approximately $40,000. We anticipate requiring additional office space over the next 12 months.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is traded on the OTC Electronic Bulletin Board.  The following table  sets  forth  the high and low bid  prices  of our  common  stock for each quarter for the years 2007 and 2008, including the first quarter of 2009.  The quotations  set forth  below  reflect inter-dealer prices, without retail mark-up,  mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2009	0.016	0.025

December 31, 2008	0.0135	0.01
September 30, 2008	0.085	0.10
June 30, 2008	0.155	0.18
March 31, 2008	0.33	0.29

December 31, 2007	0.54	0.62
September 30, 2007	0.40	0.43
June 30, 2007	0.53	0.60
March 31, 2007	0.68	0.73

Holders.

Our company has approximately 530 shareholders of its common stock as of December 31, 2008 holding 97,490,981 common shares.

(b)           Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)           Recent Sales of Unregistered Securities

During the fourth quarter of 2008, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

[None.]

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

(d)           Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2008.  Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity Compensation Plans approved by security holders	None	None	None
Equity Compensation Plans not approved by security holders	5,500,000 (1)	$ 0.62	-0-
	5,000,000(2)	$0.625	-0-
	5,000,000(3)	$0.52	513,447
Total	15,500,000		513,447

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

(3) On November 28, 2007, the company adopted a Stock Grant Plan.  The plan reserved 5,000,000 shares.  The Plan was registered on Form S-8 Registration Statement filed on December 6, 2007. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants.  Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 470,957 shares from this Plan leaving a balance of 4,529,043 in the Plan.  During 2008, we issued 4,019,886 shares from this Plan leaving a balance of 513,447 at December 31, 2008

Item 6.   Selected Financial Data.  Not Applicable to Smaller Reporting Companies

Item 7.   Management’s Discussion and Analysis or Plan of Operation.

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business Overview

Nuclear Solutions, Inc. and its wholly owned subsidiary, Fuel Frontiers, Inc. is engaged in the research, development, and commercialization of innovative technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop facilities to produce ultra-clean synthetic diesel from coal and other materials using a plasma-based gasification system and a conventional synthesis gas-to-fuel reforming system based upon Fisher-Tropsch technology.

In 2008, The Board of Directors elected to focus the company exclusively on the production of synthetic fuels through the FFI subsidiary. Prior to that, the company was developing nuclear technologies in the areas of shielded nuclear material detection and nuclear micro-batteries in addition to the production of synthetic fuels. Due to the difficulties encountered in raising capital in a declining economic climate coupled with the limited resources of the company, management made the decision to place all nuclear technology development programs into a dormant state.  The company will continue to maintain the intellectual property associated with the shielded nuclear detection technology program and will seek a buyer or a master licensee for the patents.  The company is discontinuing all further business development associated with nuclear micro-battery technology and other nuclear legacy technologies.

Plan of Operation

We will need to raise additional money to fund our operations. Management estimates a minimum capital requirement of $500,000 to maintain operations at a minimum level. We intend to use debt, equity or a combination thereof to fund this project. There is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations and would lengthen the period of time required to bring the technology to the marketplace.

Since our products and technologies are still in development and there can be no assurances as to when and whether we will be able to commercialize our products and technologies. Our technologies have never been utilized on a large-scale commercial basis.

Over the next 12 months we expect that we will continue to generate losses until at least such time as we can generate additional revenue. No assurance can be given that we can complete the development of any project or technology or that, if any technology or project is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology or product will receive market acceptance. Until commercial operations are established, no assurance can be given that the Company's technologies will be commercially successful. Being a company with limited resources, we are subject to all risks inherent with the establishment of a developing or new business. The technologies and synthetic fuel projects we are developing may be regulated now or in the future by the United States Government and may subject to regulatory requirements or export restrictions. We are also subject to additional regulations concerning nuclear technologies. Some of the technologies we develop may be subject to the Atomic Energy Act of 1954.

The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders.

Comparison of Results of Operations for the year ended December 31, 2008 to the year ended December 31, 2007

Results of Operations

REVENUES:  The Company reported  revenues of $0 from our existing technology license agreement, for the year ended December 31, 2008 as compared with revenues from continuing operations of $100,000 for the year  ended December 31, 2007. The decrease in revenues is attributable to Multiple factors which include our policy of recognizing revenues on a cash basis and our suspension of nuclear technology development.

Business Concentration

For the year ended December 31, 2007, and the year ended December 31, 2008, the balance of all accounts receivables was from one customer.

TOTAL COSTS AND EXPENSES:  Total costs and expenses from continuing operations decreased  from  $4,895,729 for  the year ended  December  31,  2007 to $3,622,270 for the year ended December 31, 2008. The principal reason for this decrease was due to a decrease in consulting fees, executive compensation, legal, and professional fees resulting from the concentration of the company’s efforts on its synthetic fuel projects and suspension of nuclear technology projects.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $4,895,729 for the year ended  December 31,  2007 to $3,622,270 for the year ended December  31, 2008.  This  decrease was primarily due to decreased business development activities, as stated above. Depreciation  expense  decreased for the year 2008 versus the year 2007,  decreasing from $6,301 for the year ended December 31, 2007 to $3,687, for the year ended December 31, 2008. This decrease is due to the write-down of office equipment that are no longer in use.

INTEREST EXPENSE: Interest expense decreased from $634,082 for the year ended December 31, 2007 to $457,891 for the year ended December 31, 2008. This decrease is due primarily to a reduction in debt incurred to finance company operations.

SALES,  GENERAL AND  ADMINISTRATIVE:  Sales,  General & Administrative

Expenses increased by $164,174 during the year ended December 31, 2008 to a total amount of $329,470 as compared to $165,296 for the year ended December 31,2007. The increase was due to increased travel and general business expenses related to the development of the company’s synthetic fuel projects.

NET LOSS: The Company incurred a net loss of ($4,048,086) for the year ended December 31, 2008, compared with a net loss of ($5,509,400) for the year ended December 31, 2007, which reflects a year-to-year decrease in the amount of loss for the period of $1,461,314.  The principal reason for this decrease was due to a decrease in consulting fees, executive compensation, legal and professional fees and general business expenses resulting from the concentration of the company’s efforts on its synthetic fuel projects and suspension of nuclear technology projects.

LIQUIDITY  AND CAPITAL  RESOURCES:

As of December 31, 2008, we had a working capital deficit of $5,557,940 which compares to a working capital deficit of $ 5,172,133 as of December 31, 2007. As a result of our operating losses for the year ended December 31, 2007, we generated a cash flow deficit of $284,702 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $268,000 on proceeds from short-term notes payable.

Additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity or debt in order to provide the necessary working capital. We are in discussions with potential sources of funding, however we currently have no fully executed commitments for financing. There is no guarantee that we will be successful in raising the funds required. We intend to use the proceeds derived from revenues or financing to pay salaries, and general and administrative expenses, purchase land and continue development of our synthetic fuel projects in Kentucky.  By adjusting our operations and development to the level of capitalization, we believe that a working capital level of $500,000 minimum will be sufficient to sustain the basic company operations over the next 12 months.

Currently management does not have sufficient capital resources to meet projected cash flow deficits through the next twelve months. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2008 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 31, 2008, we had cash and cash equivalents aggregated $176,279

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, management believes that the market risk of its interest rate exposure is currently not material.

Debt

The interest rate on our outstanding debt obligations are fixed and are not subject to market fluctuations.  Some of our convertible debt may have its interest costs increased if the debt is converted into common stock because the conversion price is a function of the market price of our common stock.

Item 8.   Financial Statements and Supplementary Data.

Index to Financial Statements

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nuclear Solutions, Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Nuclear Solutions, Inc. and subsidiary (the "Company"), as of December 31, 2008 and 2007 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, inconformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY
April 14, 2009

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash	$176,279	$192,981
Prepaid Expenses	12,900	112,900

Total current assets	189,179	305,881

Property and equipment, net of accumulated depreciation
of $3,492 and $28,019 , respectively	3,938	7,625

Other assets	84,100	1,800

Total assets	$277,217	$315,306

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,687,644	$3,938,962
Accrued executive compensation	846,583	995,112
Advance payments received	154,114
Convertible notes payable - related parties, net of discount of $1,666
and $5,115, as of December 31,2008 and December 31, 2007 respectively	19,778	45,885
Convertible notes payable - other, net of discount of $0 and
and $233,168, as of December 31, 2008 and December 21, 2007 respectively	39,000	498,055

Total current liabilities	5,747,119	5,478,014

Derivative liability (Note 4)	1,660	13,311

Total liabilities	5,748,779	5,491,325

Commitments and contingencies (Note 10)

Deficiency in stockholders' equity	-	-
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 97,490,981 and 73,734,095 issued and
outstanding, as of December 31,2008 and December 31, 2007 respectively	9,749	7,374
Additional paid-in capital	19,931,944	16,802,581
Deferred equity based expense	(437,698)	(1,058,503)
Accumulated deficit	(24,975,557)	(20,927,471)

Total deficiency in stockholders' equity	(5,471,562)	(5,176,019)

Total liabilities and deficiency in stockholders' equity	$277,217	$315,306

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSSES

	For the Years Ended December 31,
	2008	2007	2006

Revenue	$-	$100,000	$223,000
Operating expenses
Executive compensation	581,042	892,000	110,000
Consulting	2,548,508	2,856,713	2,635,488
Legal and professional fees	630,449	975,419	1,085,157
General and administrative expenses	329,470	165,296	137,477
Depreciation and amortization	3,687	6,301	5,812
Payments received pursuant to collaborative arrangement	(470,886)	-	-

Total operating expenses	3,622,270	4,895,729	3,973,934

Loss from operations	(3,622,270)	(4,795,729)	(3,750,934)

Other Income (expense)
Interest expense	(457,891)	(634,082)	(134,144)
Interest Income	478	-	-
Change in fair value of derivative liability	31,597	(79,589)	-
Loss before provision for income taxes	(4,048,086)	(5,509,400)	(3,885,078)

Provision for income taxes	-	-	-
Net loss	$(4,048,086)	$(5,509,400)	$(3,885,078)

Basic and diluted loss per share	$(0.04)	$(0.09)	$(0.08)

Weighted average number of common shares
outstanding, basic and diluted	90,055,670	61,999,349	49,474,808

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

						Total
						Deficiency in
	Common Stock		Additional	Deferred Equity	Accumulated	Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Equity

Balance, January 1, 2006	43,965,863	$4,397	$8,228,656	$(363,890)	$(11,532,993)	$(3,663,830)

Shares issued for services	1,446,099	145	1,104,570	-	-	1,104,715

Shares issued for accrued expenses	2,192,779	219	1,077,226	-	-	1,077,445

Shares issued for payment of debt	4,989,545	499	460,721	-	-	461,220

Stock issued upon exercise of options	250,000	25	24,975	-	-	25,000

Stock issued upon cashless exercise of warants	821,358	82	(82)	-	-	-

Beneficial conversion feature	-	-	31,000	-	-	31,000

Deferred compensation	-	-	-	(1,562,525)	-	(1,562,525)

Amortization of deferred compensation	-	-	-	1,320,461	-	1,320,461

Net loss	-	-	-	-	(3,885,078)	(3,885,078)

Balance December 31, 2006	53,665,644	$5,367	$10,927,066	$(605,954)	$(15,418,071)	$(5,091,592)

Shares issued for services	5,813,762	581	2,611,838	-	-	2,612,419

Shares issued for accrued expenses	2,087,688	209	1,382,097	-	-	1,382,306

Shares issued for payment of debt and Interest	12,167,001	1,217	1,037,822	-	-	1,039,039

Beneficial conversion feature	-	-	736,371	-	-	736,371

Reclassification of derivative liability			107,387			107,387

Deferred compensation	-	-	-	(2,589,255)	-	(2,589,255)

Amortization of deferred compensation	-	-	-	2,136,706	-	2,136,706

Net loss	-	-	-	-	(5,509,400)	(5,509,400)

Balance December 31, 2007	73,734,095	$7,374	$16,802,581	$(1,058,503)	$(20,927,471)	$(5,176,019)

Shares issued for services	5,320,440	531	863,358	-	-	863,889

Shares issued for accrued expenses	1,299,446	130	535,870	-	-	536,000

Shares issued for payment of debt and Interest	16,271,524	1,627	1,467,168	-	-	1,468,795

Shares issued for cash	865,476	87	74,913	-	-	75,000

Beneficial conversion feature	-	-	185,000	-	-	185,000

Reclassify derivative liability	-	-	3,054	-	-	3,054

Cash received in excess of stock issued	-	-	-	-	-	-

Deferred compensation	-	-	-	(1,319,378)	-	(1,319,378)

Amortization of deferred compensation	-	-	-	1,940,183	-	1,940,183

Net loss	-	-	-	-	(4,048,086)	(4,048,086)

Balance December 31, 2008	97,490,981	$9,749	$19,931,944	$(437,698)	$(24,975,557)	$(5,471,562)

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,048,086)	$(5,509,400)	$(3,885,078)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,687	6,302	5,812
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	444,617	539,197	31,000
Change in fair value of derivative liability	(31,597)	79,589	-
Stock and warrants issued for services	2,823,412	4,749,125	2,425,176
Changes in operating assets and liabilities:
Accounts receivable	-	-	60,000
Prepaid Expenses	100,000	(103,700)	(9,200)
Other Assets	(82,300)	7,500	(7,500)
Accounts payable and accrued expenses	(23,667)	(346,283)	1,349,368
Accrued executive compensation	375,118	(38,280)	(19,393)
Advance payments received	154,114	-	-

Net cash used in operating activities	(284,702)	(615,950)	(49,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(7,430)

Net cash used in investing activities	-	-	(7,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	208,000	777,480	41,000
Proceeds fro sale of common stock	75,000	-	25,000
Payments on Loans	(15,000)	-	-

Net cash provided by financing activities	268,000	777,480	66,000

Net increase (decrease) in cash	(16,702)	161,530	8,755

Cash, beginning of period	192,981	31,451	22,696

Cash, end of period	$176,279	$192,981	$31,451

Supplemental disclosures:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$444,617	$522,866	$31,000
Payment of debt and interest with common stock	925,808	1,039,039	461,220
Beneficial conversion discount	208,000	777,480	31,000
Payment of accrued expenses with common stock	1,078,987	1,382,306	1,077,445

The accompanying notes are an integral part of the consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc.(“FFI”), formally, Future Fuels, Inc., which had minimal operations through June 30, 2008.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through December 31, 2008.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Business

Nuclear Solutions, Inc. is engaged in the research, development, and commercialization of innovative product technologies, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop advanced product technologies to address emerging market opportunities in the fields of homeland security, nanotechnology, and nuclear remediation. Our wholly owned subsidiary Fuel Frontiers, Inc. concentrates on developing fuel production facilities to produce ultra-clean synthetic diesel from feedstocks such as coal.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2008 or 2007.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred.

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

We are accounting for this agreement pursuant to EITF 07-01, “Accounting for Collaborative Arrangements”. We have expended $470,886 towards the development of the initial CTL facility and KFA has provided $625,000 in funding. We have reported $470,886 of the payment as payments received pursuant to collaborative agreements and the balance of $154,114 as a current liability as advance payments received.

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

Intangible and Long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There was no of impairment expense related to long-lived assets during the years ended December 31, 2008, 2007 or 2006.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the years ended December 31, 2008, 2007 or 2006.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts payable and accrued expenses and notes payable approximate their fair value as of December 31, 2008 and 2007 because of the relatively short-term maturity of these instruments.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2008, 2007 and 2006, the Company had 1,004,518, 9,324,983 and 10,806,455 potentially dilutive securities, respectively.

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

Stock Based Compensation

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Liquidity

As shown in the accompanying financial statements, the Company has incurred net losses of $4,048,086, $5,509,400 and $3,885,078 during the years ended December 31, 2008, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets by $5,557,940 as of December 31, 2008. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of December 31, 2008 and 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$1,660	$-	$-	$1,660

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the year ended December 31, 2008.

Balance at beginning of period	$13,311
Additions to derivative instruments	23,000
Change in fair value of conversion option	(31,597)
Reclassification to equity upon repayment	(3,054)

Balance at end of period	$1,660

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2008.

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $4,048,086 for the year ended December 31, 2008, and a working capital deficiency of $5,557,940 and a stockholders' deficiency of $5,471,562 at December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at December 31, 2008 and 2007:
	December 31,	December 31,
	2008	2007
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The note is payable on December 31, 2008	$—	$34,723
Denise Barbato, bearing interest at 10% per year, convertible into common stock at $0.084 per share. The notes are payable on December 31, 2008	—	696,500
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	4,000	4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	13,444	12,000
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity March 17, 2009	8,000	—
Total notes payable	60,444	782,223
Less: current portion	(60,444)	(782,223)
Balance notes payable (long term portion)	$—	$—

During March 2008 the Company received advances from Denise Barbato in the amount of $50,000. The advances are convertible into common stock at the rate of $0.084 per share pursuant to the January, 2004 debt consolidation agreement and are due on December 31, 2008. Since the advances are convertible at a discount to market, the Company has recorded a debt discount related to the beneficial conversion feature in the amount of $50,000, based on the proceeds received. The discount has been fully expensed at December 31, 2008, since the debt was settled through the issuance of common stock on April 27, 2008.

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

For the years ended December 31, 2008 and 2007, the Company reflected a credit of $31,597 and a charge of $79,589, respectively, representing the change in the value of our embedded conversion options during the periods. There was no charge or credit for the change in the value of our embedded conversion options during 2005.

For the years ended December 31, 2008, 2007 and 2006, the Company reflected a charge of $444,617, 539,197 and $31,000, respectively, representing the amortization of debt discount as interest expense during the periods.

NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

On November 24, 2001 the Company executed a promissory note with Global Atomics, Inc. (GAI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $14,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of GAI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. During the year ended December 31, 2002, the Company paid GAI $10,000. As of December 31, 2008 and 2007, the amount due is $4,000. Accrued interest was $3,000 and $2,600 at December 31, 2008 and 2007, respectively.

On December 11, 2001 the Company executed a promissory note with International Fission Fuels, Inc. (IFFI), a company controlled by Paul M. Brown, the Company's former president, in the amount of $15,000. The note bears an interest rate of 10% per annum and is due upon demand. At the request of IFFI, any unpaid balance of principal and interest due will be converted in common stock at a rate of $1 per share. As of December 31, 2008 and 2007, the amount due is $15,000. Accrued interest was $10,625 and $9,125 at December 31, 2008 and 2007, respectively.

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

NOTE 6 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2008 and December 31, 2007, the Company has issued and outstanding 97,490,981 and 73,734,095 shares of common stock, respectively.

During the year ended December 31, 2008 the Company issued an aggregate of 5,320,440 shares of common stock, valued at $863,888, for consulting services.

During the year ended December 31, 2008 the Company issued 1,299,446 shares as payment of expenses accrued at December 31, 2007 in the amount of $536,000.

On June 10, 2008 the Company issued 5,250,000 shares as payment of accrued executive compensation of $542,987. Of this amount, $523,647 was accrued at December 31, 2007.

During April 2008 we issued 865,476 shares to Denise Barbato for proceeds of $75,000. The proceeds were received in the third quarter.

During the year ended December 31, 2008 the Company issued 11,021,524 shares of common stock as payment of $925,808 of principal and interest due to Denise Barbato.

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

NOTE 7 - INCOME TAXES

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

As of December 31, 2008 we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $1,400,000 and $1,871,000 during the years ended December 31, 2008 and 2007, respectively.

Significant components of the Company's deferred income tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred income tax asset:
Net operating loss carryforward	$7,428,000	$6,028,000
Valuation allowance	(7,428,000)	(6,028,000)

Net deferred tax asset	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2008	2007	2006
U.S. federal statutory rate	-35%	-35%	-35%
Valuation allowance	35%	35%	35%

Total	-	-	-

As of December 31, 2008, the Company has a net operating loss carry forward, subject to limitations of Section 382 of the Internal Revenue Code, as amended, as follows:

Year	Amount	Expiration

2000	$28,719	2020
2001	$710,858	2021
2002	$1,902,582	2022
2003	$1,663,209	2023
2004	$1,474,681	2024
2005	$3,475,575	2025
2006	$2,627,526	2026
2007	$5,341,128	2027
2008	$4,000,000	2028

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its US federal returns. The 2000 through 2008 federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following:

	2008	2007
Office equipment	$—	$25,764
Computer equipment and software	7,430	7,430
Furniture and fixtures	—	2,450
	7,430	35,644
Less: accumulated depreciation	(3,492)	(28,019)

Net property and equipment	$3,938	$7,625

Depreciation expense totaled $3,687, $6,301 and $5,812 for the years ended December 31, 2008, 2005 and 2004, respectively.

NOTE 9 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company was to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667. As of December 31, 2008 and 2007 the amount accrued was $142,667.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development. Currently Mr. Herda is the President and CEO of the company. For the year 2006, Mr. Herda's salary was $110,000 and for the year 2007 Mr. Herda's salary was $55,000. The Company has been unable to pay Mr. Herda's his full salary in past years and these unpaid sums have been accrued. As of December 31, 2008 and 2007, the amount accrued was $31,576 and $523,647, respectively. On January 10, 2006 Mr. Herda entered into a 3-way agreement whereby he irrevocably assigned deferred compensation totaling $542,987 to IPTH in exchange for a guarantee to receive a minimum of $80,000 in cash salary from Nuclear Solutions, Inc. for the 2006 fiscal year. On June 10, 2008 pursuant to the January 10, 2006 agreement the Company issued 5,250,000 shares to IPTH valued at $542,987.

On January 23, 2002, the Company hired John Dempsey as the vice president at an annual base salary of $120,000. Mr. Dempsey resigned effective September 5, 2005. The Company has been unable to pay Mr. Dempsey's full salary in past years and these unpaid sums have been accrued. As of December 31, 2008 and 2007, the amount accrued was $328,799 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Kenneth Faith, the company’s Chief Financial Officer did not receive a salary during fiscal year ending December 31, 2007.  The board of directors authorized setting Mr. Faith’s annual base salary at $225,000 commencing March 1, 2008. During 2008, the Company has been unable to pay Mr. Faith's his full salary and has accrued the unpaid amount. As of December 31, 2008, the amount accrued was $167,500.

John Powers, independent director of the company, did not receive a salary during fiscal year ending December 31, 2007.  The board of directors authorized setting Mr. Powers 2008 directors compensation at $26,250 commencing March 1, 2008. During 2008, the Company has been unable to pay Mr. Powers his compensation and has accrued the unpaid amount. As of December 31, 2008, the amount accrued was $21,875.

Jack Young, as Vice President of Nuclear Solutions, Inc. did not receive a salary during fiscal year ending December 31, 2007. Commencing March 2008, the board of directors authorized setting Mr. Young’s annual base salary at $185,000. The Company has been unable to pay Mr. Young his full salary and has accrued the unpaid amount. As of December 31, 2008, the amount accrued was $154,167.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

For the years ended December 31, 2008, 2007 and 2006 the company paid $53,212, $63,293 and $59,714 in rent expense respectively. The Company does not currently have any long-term lease commitments except as noted above.

NOTE 11 -OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2008

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	1,250,000	$0.34
Granted	—	—
Exercised	(1,250,000)	0.34
Canceled or expired	—	—

Outstanding at December 31, 2006	—	—
Granted	500,000	0.35
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2007	500,000	0.35
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	500,000	$0.35

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2008 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B.   Other Information

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth the officers and directors of the Nuclear Solutions, Inc.

(a)   Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name	Age	Position(s)

Patrick Herda	39	President, CEO, Chairman Board Directors
Kenneth Faith	39	CFO, Principal Accounting Officer,
		Member Board of Directors
John Powers, Ph.D.	74	Member Board of Directors
Jack Young	79	Vice President

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

JOHN C. (JACK) YOUNG, Former Vice President of Corporate Development and Former President of Fuel Frontiers, Inc.

Jack Young, was the Vice President of Development for Nuclear Solutions, Inc., appointed October 2003. Mr. Young's role is to develop and refine the corporate business strategy as well as marketing and business development activities. From 1998 to the present, in addition to his duties with Nuclear Solutions, Inc., Mr. Young has been a Consultant to Star Teks, Inc., an executive search firm, and Corporate Communication Resources Incorporated of Princeton, New Jersey (CCRI), an emergency planning firm. From 1987 to 2001, Jack Young was the Acting United States Commissioner and Deputy Commissioner of the Commission to Study Alternatives to the Panama Canal, appointed by Presidents Reagan and Bush (1987 - 2001). He was a Member of the Reagan Administration Transition Team, responsible for the Nuclear Regulatory Commission transition activities between the Carter and Reagan Administrations. From 1988-1994 he was the Vice Chairman of Holifield Exploration Corporation and President of the Computer Systems Group. From 1975-1986 he served as President of International Energy Associates, Limited. From 1973-1975 during the Nixon-Ford Administration, he served as the Commissioner of Public Services Administration at the U. S. Department of Health, Education and Welfare. From 1971-1973 Young was President of the Computer Systems Group of Computer Science Corporation (NYSE). From 1968-1971 he was Chairman and President of Time Sharing Terminals, Inc. From 1961 - 1968 he served as Vice President of NUS Corporation, a nuclear energy consulting firm. Mr. Young spends fifty percent of his time on business development work for Nuclear Solutions, Inc. Jack Young is a graduate of the U. S. Naval Academy, having served in both diesel and nuclear submarines. He was also an early member of the Rickover nuclear power program. On July 23, 2008, Jack Young, Vice President of Nuclear Solutions, Inc. and President of our subsidiary, Fuel Frontiers, Inc., tendered his resignation from both executive officer positions.

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

David C. Maland, President, Fuel Frontiers, Inc.

On July 24, 2008, the board of directors appointed David C. Maland, 52, to succeed Mr. Young as President of Future Fuels, Inc. (FFI). Mr. Maland has been an independent business consultant for the last five years.

Mr. Maland joins FFI with over 25 years of experience in business development, within the Energy, Agricultural, and Technology industries. His career has spanned leadership positions in Sales, Marketing, Operations, Logistics and Executive Management. Mr. Maland’s ability to effectively manage fast growing business has placed one organization on the “INC 100 List” of fastest growing companies on two consecutive years. As a Business Consultant this experience brought him clients from fortune 500 to start-ups, on three continents. He has worked with diverse industries including Energy, Steel, Technology and Building, reinvigorating or growing revenue with programs for Marketing and Sales, New Market Evaluations, Venture Financing along with the corresponding business plans.

Mr. Maland has worked with Mr. Young in developing FFI business and economic performance models and in taking the lead in the Kentucky coal-to-liquid fuels (CTL) program. Mr. Maland has 17 years in transportation, distribution and marketing of propane gas and has a background in large-scale project information and management systems.

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

We received no reports covering purchase and sale transactions in our common stock during 2008, and we believe that each person who, at any time during 2008, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2008, except as follows:

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

Item 11.   Executive Compensation

The following information is provided concerning the compensation of the named executive officers for the last two fiscal years:

Table 1.

SUMMARY COMPENSATION

								Nonqualified
Name							Non-Equity	Deferred	All
and					Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Patrick Herda,	2008	250,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	250,000
Pres., CEO and	2007	55,000		16,196	630,000	-0-	-0-	-0-	-0-	701,196
Director (1)

Ken Faith, CFO	2008	225,000		-0-	44,250	-0-	-0-	-0-	-0-	225,000
and Director (2)	2007	-0-		-0-	108,000	-0-	-0-	-0-	-0-	108,000

Jack Young, V.P	2008	185,000		-0-	-0-	-0-	-0-	-0-	-0-	185,000
	2007	-0-		-0-	72,000	-0-	-0-	-0-	-0-	72,000

(1) Patrick Herda, Nuclear Solutions, Inc. President and Chief Executive Officer’s base salary for the fiscal year ending December 31, 2008 was $250,000.  Mr. Herda was paid $166,583 during 2008.  The board authorized increasing Mr. Herda’s base annual salary to $250,000 commencing March 1, 2008.  The company was unable to pay Mr. Herda his full salary and all unpaid salary has been accrued. As of December 31, 2008, Mr. Herda's accrued unpaid executive compensation was $31,576. On January 10, 2006 Mr. Herda entered into a 3-way agreement whereby he irrevocably assigned deferred compensation totaling $542,987 to IPTH in exchange for a guarantee to receive a minimum of $80,000 in cash salary from Nuclear Solutions, Inc. for the 2006 fiscal year. On June 10, 2008 pursuant to the January 10, 2006 agreement the Company issued 5,250,000 shares to IPTH valued at $542,987. In December 2008, the board of directors, in order to preserve operating capital, informed Mr. Herda that his effective salary was reduced to $39,600 annually beginning January 1, 2009, due to a working capital deficiency related to severe deterioration in the financial markets.

(2) Kenneth Faith joined the Company in the last quarter of fiscal year 2006.  Kenneth Faith, is Nuclear Solutions, Inc. Chief Financial and Principal Accounting Officer. During 2008, the board of directors authorized setting Mr. Faith’s annual base salary at $225,000 commencing March 1, 2008.  During 2008, the Company paid Mr. Faith $20,000.  The unpaid salary balance of $167,500 has been accrued.

(3) Jack Young formerly Vice President of Nuclear Solutions, Inc. and President of Fuel Frontiers, Inc.  During 2008, the board of directors authorized setting Mr. Young’s annual base salary at $185,000 as President of Future Fuels, Inc. commencing March 1, 2008. The Company has been unable to pay Mr. Young his full salary and has accrued the unpaid amount. As of December 31, 2008, the amount accrued was $154,167.

GRANTS OF PLAN-BASED AWARDS   We made no grants from plans to any executive officer during the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2008.  Previous grants awarded to management have not been issued and delivered as of the date of this report.

Grants of Plan-Based Awards

We made three common stock grants of restricted stock to Patrick Herda, Kenneth Faith and Jack Young during the fiscal year ending December 31, 2007.  As of the date of this report, the shares have not been issued.

Outstanding Equity Awards at Fiscal Year-End

There were outstanding equity awards to various executive officers at the end of the fiscal year ended December 31, 2008 representing equity grants made during 2007.

Director Compensation

The Company has not established any policy concerning director compensation. The board of directors authorized setting Mr. Powers 2008 directors’ compensation at $26,250 commencing March 1, 2008. During 2008, the Company has been unable to pay Mr. Powers his compensation and has accrued the unpaid amount. As of December 31, 2008, the amount accrued was $21,875.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder   Matters.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of December 31, 2008. Beneficial Ownership of more than 5% based on 97,490,981 common shares.

Beneficial Ownership of 5%.

(a)   Our stock transfer agency records do not list any shareholders owning five percent or more of our common stock.

(b)   Security Ownership of Management.  Based on 97,490,981  shares as set forth in (a) above as of December 31, 2008.

Table 2.

(1)	(2)	(3)		(4)
Title of Class	Address	Amount and Nature		Percent of Class

Common Stock

Patrick Herda	5505 Connecticut Ave NW	4,135,000	(1)	4.24%
	Suite 191
	Washington, DC 20015

Kenneth Faith	5505 Connecticut Ave., NW	775,000	(2)	0.8%
	Suite 191
	Washington, DC 20015

John Powers	5505 Connecticut Ave NW	420,000	(3)	0.43%
	Suite 191
	Washington, DC 20015

Jack Young	5505 Connecticut Ave NW	400,000	(4)	0.41%
	Suite 191
	Washington, DC 20015

Total		5,730,000		5.87%

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

On March 1, 2008, the board of directors established the following annual base salaries for its principal executive officers.  There are no employment agreements between the company and any of its officers.

Patrick Herda, Nuclear Solutions, Inc. President and Chief Executive Officer’s base salary for the fiscal year ending December 31, 2007 was $55,000.  During 2007, the board of directors authorized the issuance of 3,500,000 shares of common stock valued at $630,000. As of the date of this report the shares have not been issued.  The board authorized increasing Mr. Herda’s base annual salary to $250,000 commencing March 1, 2008.

Kenneth Faith, Nuclear Solutions, Inc. Chief Financial and Principal Accounting Officer did not receive a salary during fiscal year ending December 31, 2007. During 2007, the board of directors did authorize the issuance of 600,000 shares common stock valued at $108,000. As of the date of this report the shares have not been issued. The board authorized setting Mr. Faith’s annual base salary at $225,000 commencing March 1, 2008.

Jack Young, Vice President of Nuclear Solutions, Inc. and President of Fuel Frontiers, Inc., a company subsidiary, did not receive a salary during fiscal year ending December 31, 2007. During 2007, the board of directors authorized the issuance of 400,000 shares to Mr. Young valued at $72,000. As of the date of this report the shares have not been issued. The board of directors authorized setting Mr. Young’s annual base salary at $185,000 as President of Future Fuels, Inc. commencing March 1, 2008.

During 2007, the board of directors authorized the issuance of 150,000 shares to John Powers, member of the board of directors, valued at $27,000. As of the date of this report the shares have not been issued.

On March 1, 2008, the Board of Directors authorized paying John Powers, a member of our board of directors, 150,000 shares of common stock as annual director compensation. As of the date of this report the shares have not been issued.

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

Transactions with Promoters.  None.

Item 14.   Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant during 2007 and 2008, RBSM LLP as our auditor for our fiscal year ending December 31, 2008.

	Year End 12-31-07	Year End 12-31-08
Audit Fees	$52,622	$46,062
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$52,622	$46,062

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2008.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2008.

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

To our knowledge, the Company's principal accountant during 2008 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Item 15.   Exhibits and Financial Statement Schedules

(a) Exhibits

*3.1	Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001 changing corporate name to Nuclear Solutions, Inc.

*3.2	Articles of Incorporation of Stock Watch Man, Inc.

*3.3	Bylaws of Nuclear Solutions, aka, Stock Watch Man, Inc.

*20.1	Code of Ethical Conduct

21	List of subsidiaries

23	Form S-8 Registration Statement Filed with SEC December 6, 2007

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

31.2	Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.

32.1	Chief Executive Officer-Section 906 Certification pursuant to

32.2	Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2009

Nuclear Solutions, Inc.

/s/ Patrick Herda	/s/ Kenneth Faith
By: Patrick Herda	By: Kenneth Faith
Title: CEO	Title: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick Herda	April 15, 2009
By: Patrick Herda
Title: CEO, Director

/s/ Kenneth Faith	April 15, 2009
By: Kenneth Faith
Title: Director