Form 10-Q
period 2009-03-31
NUCLEAR SOLUTIONS INC
filed 2009-05-20
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____

Commission file number    000-31959

NUCLEAR SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	88-0433815
(State of Incorporation)	(IRS Employer identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 20, 2009 we had 97,490,981 shares of common stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUCLEAR SOLUTIONS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2008 and the three months ended March 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 11

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$17,002	$176,279
Prepaid Expenses	-	12,900

Total current assets	17,002	189,179

Property and equipment, net of accumulated depreciation
of $3,863 and $3,492, as of March 31, 2009 and December 31, 2008 respectively	3,567	3,938

Other assets	4,600	84,100

Total assets	$25,169	$277,217

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,053,495	$4,687,644
Accrued executive compensation	961,996	846,583
Advance payments received	28,489	154,114
Advances payable	9,950	-
Convertible notes payable - related parties, net of discount of $0	21,444	19,778
and $1,666, as of March 31, 2009 and December 31, 2008 respectively
Convertible notes payable - other, net of discount of $0
as of March 31, 2009 and December 31, 2008	39,000	39,000

Total current liabilities	6,114,374	5,747,119

Derivative liability (Note 4)	5,101	1,660

Total liabilities	6,119,475	5,748,779

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 97,490,981 issued and
outstanding, as of March 31, 2009 and December 31, 2008	9,749	9,749
Additional paid-in capital	19,931,944	19,931,944
Deferred equity based expense	(317,652)	(437,698)
Accumulated deficit	(25,718,347)	(24,975,557)

Total deficiency in stockholders' equity	(6,094,306)	(5,471,562)

Total liabilities and deficiency in stockholders' equity	$25,169	$277,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenue	$-	$-

Executive compensation	125,313	66,354
Consulting	285,646	630,322
Legal and professional fees	258,251	229,125
General and administrative expenses	192,502	75,785
Depreciation and amortization	371	1,229
Payments received pursuant to collaborative arrangement	(125,625)	-
	736,458	1,002,815

Loss from operations	(736,458)	(1,002,815)

Other Income(expenses)
Interest expense	(2,891)	(252,599)
Change in fair value of derivative liability	(3,441)	(2,165)
Loss before provision for income taxes	(742,790)	(1,257,579)

Provision for income taxes	-	-
Net loss	$(742,790)	$(1,257,579)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding, basic and diluted	97,490,981	79,790,496

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2009 TO March 31, 2009
(unaudited)

						Total Deficiency in Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Deferred Equity Based Expense	Accumulated Deficit
	Shares	Amount

Balance January 1, 2009	97,490,981	$9,749	$19,931,944	$(437,698)	$(24,975,557)	$(5,471,562)

Deferred compensation				(150,000)		(150,000)

Amortization of deferred compensation				270,046		270,046

Net loss					(742,790)	(742,790)

Balance March 31, 2009	97,490,981	$9,749	$19,931,944	$(317,652)	$(25,718,347)	$(6,094,306)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742,790)	$(1,257,579)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	371	1,229
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	1,666	244,589
Financing Cost attributable to warrants
Change in fair value of derivative liability	3,441	2,165
Amortization of deferred compensation	270,046	-
Stock and warrants issued for services	-	858,640
Changes in operating assets and liabilities:
Accounts receivable
Prepaid Expenses	12,900	(103,722)
Other Assets	79,500	(79,500)
Accounts payable and accrued expenses	215,851	57,560
Accrued executive compensation	115,413	36,771
Advance payments received	(125,625)	-

Net cash used in operating activities	(169,227)	(239,847)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances payable	9,950	-
Proceeds from issuance of debt	-	58,000

Net cash provided by financing activities	9,950	58,000

Net increase in cash	(159,277)	(181,847)

Cash, beginning of period	176,279	192,981

Cash, end of period	$17,002	$11,134

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$1,666	$244,589
Payment of debt and interest with common stock	$-	$746,508
Beneficial conversion discount	$-	$58,000
Payment of accrued expenses with common stock	$-	$312,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
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

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through March 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on Form 10-K.

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

We are accounting for this agreement pursuant to EITF 07-01, “Accounting for Collaborative Arrangements”. During the three months ended March 31, 2009 we expended $125,625 towards the development of the initial CTL facility. We have reported this amount as payments received pursuant to collaborative agreements. The unexpended balance of payments received of $28,489 and $154,114 at March 31, 2009 and December 31, 2008, respectively, is reported as a current liability as advance payments received.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At March 31, 2009 and 2008, the Company had 1,019,557 and 1,047,645 potentially dilutive securities, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred net losses of $742,790 and $1,257,579 during the three month periods ended March 31, 2009 and 2008, respectively. The Company's current liabilities exceeded its current assets by $6,097,372 as of March 31, 2009. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of March 31, 2009 and December 31, 2008, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$5,101	$-	$-	$5,101

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the three months ended March 31, 2009.

Balance at beginning of period	$1,660
Change in fair value of conversion option	3,441

Balance at end of period	$5,101

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2008.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the unaudited condensed consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its unaudited condensed  consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $742,790 for the three months ended March 31, 2009, and a working capital deficiency of $6,097,372 and a stockholders' deficiency of $6,094,306 at March 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at March 31, 2009 and December 31, 2008:
	March 31,	December 31,
	2009 (unaudited)	2008
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	13,444	13,444
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	8,000	8,000
Total notes payable	60,444	60,444
Less: current portion	(60,444)	(60,444)
Balance notes payable (long term portion)	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Business Overview

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-Q are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Note: There have been no material changes from our description of business disclosed in our annual report on Form 10-K for the year ended December 31, 2008. The information that follows is condensed and adapted from the information contained in our annual report on form 10-K for the year ended December 31, 2008.

Our Corporate History:

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

Our Business:

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

Within the next six months and subject to available resources, the company anticipates holding one or more special shareholder meetings to refer certain matters to the shareholders for approval and resolution.

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

Results of Operations

REVENUES: The Company reported revenues of $0 for the three months ended March 31, 2008 as compared with revenues from continuing operations of $0 for the three months ended March 31, 2009.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $1,002,815 for the three months ended March 31, 2008 to $736,458 for the three months ended March 31, 2009. The principal reason for this decrease was due to a reduction in consulting fees.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $1,002,815 for the three months ended March 31, 2008 to $736,458 for the three months ended March 31, 2009. This decrease was primarily due to a decrease in consulting fees. Depreciation expense decreased for the first three months of 2009 versus the first three months of 2008, from $1,229 for the three months ended March 31, 2008 to $371, for the three months ended March 31, 2009. This decrease was due to writing off certain assets.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses increased by $116,717 during the three months ended March 31, 2009 to a total amount of $192,502 as compared to $75,785 for the three months ended March 31, 2008. The increase was due to project development costs associated with Fuel Frontiers, Inc.

INTEREST EXPENSE: Interest expense decreased from $252,599 for the three months ended March 31, 2008 to $2,891 for the three months ended March 31, 2009. This decrease is due primarily to the company’s prior repayment of outstanding debt.

NET LOSS: The Company incurred a net loss of ($742,790) for the three months ended March 31, 2009, compared with a net loss of ($1,257,579) for the three months ended March 31, 2008, which reflects a year-to-year decrease in the amount of loss for the period of $514,789. The principal reason for this decrease was due to a decrease in consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2009, we had a working capital deficit of $6,097,372 which compares to a working capital deficit of $5,557,940 as of December 31, 2008. As a result of our operating losses for the three month period ended March 31, 2009, we generated a cash flow deficit of $169,227 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $9,950 on proceeds from an advance payable.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for de-consolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the unaudited condensed consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its unaudited condensed  consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

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

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2009, we had cash and cash equivalents aggregated $17,002.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31, 2009, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders.

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

Dated :  May 20, 2009

NUCLEAR SOLUTIONS, INC.

By: /s/Patrick Herda           By: /s/Kenneth Faith
      -----------------                         -------------------
      Patrick Herda                        Kenneth Faith
      Title: President, CEO           Title: CFO