Form 10-Q
period 2009-06-30
NUCLEAR SOLUTIONS INC
filed 2009-08-19
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____

Commission file number    000-31959

NUCLEAR SOLUTIONS, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	88-0433815
(State of Incorporation)	(IRS Employer identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 19, 2009 we had 97,890,981 shares of common stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUCLEAR SOLUTIONS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2008 and the three months ended June 30, 2009 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 15

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$317,685	$176,279
Prepaid Expenses	-	12,900

Total current assets	317,685	189,179

Property and equipment, net of accumulated depreciation
of $4,235 and $3,492 as of June 30, 2009 and December 31, 2008, respectively	3,195	3,938

Other assets	35,600	84,100

Total assets	$356,480	$277,217

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,056,791	$4,687,644
Accrued executive compensation	1,081,208	846,583
Advance payments received	-	154,114
Convertible notes payable - related parties, net of discount of $0 and $1,666
as of June 30, 2009 and December 31, 2008 respectively	-	19,778
Convertible notes payable - other, net of discount of $0
as of June 30, 2009 and December 31, 2008	39,000	39,000

Total current liabilities	6,176,999	5,747,119

Derivative liability (Note 4)	-	1,660

Total liabilities	6,176,999	5,748,779

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 97,890,981 and 97,490,981 issued and
outstanding, as of June 30, 2009 and December 31, 2008 respectively	9,789	9,749
Additional paid-in capital	19,964,510	19,931,944
Deferred equity based expense	(155,586)	(437,698)
Accumulated deficit	(26,166,145)	(24,975,557)

Deficiency in Nuclear Solutions, Inc. stockholders' equity	(6,347,432)	(5,471,562)

Noncontrolling Interest	526,913	-

Total deficiency in stockholders' equity	(5,820,519)	(5,471,562)

Total liabilities and deficiency in stockholders' equity	$356,480	$277,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Executive compensation	125,313	171,563	250,625	237,917
Consulting	160,067	580,725	445,712	1,211,046
Legal and professional fees	123,275	187,675	381,525	416,800
General and administrative expenses	61,712	33,292	254,212	109,045
Depreciation and amortization	371	858	743	2,086
Payments received pursuant to collaborative arrangement	(28,490)	-	(154,114)	-

	442,248	974,113	1,178,703	1,976,894

Net Loss from operations	(442,248)	(974,113)	(1,178,703)	(1,976,894)

Other Income(expenses)
Interest expense	(1,134)	(185,378)	(4,025)	(437,978)
Change in fair value of derivative liability	(7,505)	(4,400)	(10,947)	(6,564)
Loss before provision for income taxes	(450,887)	(1,163,891)	(1,193,675)	(2,421,436)

Provision for income taxes	-	-	-	-
	$(450,887)	$(1,163,891)	$(1,193,675)	$(2,421,436)

Add Net Loss attributable to the noncontrolling interest	$3,087	$-	$3,087	$-

Net Loss attributable to Nuclear Solutions, Inc.
common shareholders	$(447,800)	$(1,163,891)	$(1,190,588)	$(2,421,436)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares
outstanding, basic and diluted	97,495,377	88,449,446	97,493,191	84,119,971

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2009 TO June 30, 2009
(unaudited)

							Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	Noncontrolling	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Interest	Equity

Balance January 1, 2009	97,490,981	$9,749	$19,931,944	$(437,698)	$(24,975,557)	-	$(5,471,562)

Shares issued for accrued expenses	400,000	40	19,960	-	-	-	20,000

Deferred compensation	-	-	-	(150,000)	-	-	(150,000)

Amortization of deferred compensation	-	-	-	432,112	-	-	432,112

Sale of subsidiary shares to noncontrolling interest	-	-	-	-	-	530,000	530,000

Reclassification of derivative liability upon settlement	-	-	12,606	-	-	-	12,606

Net loss	-	-	-	-	(1,190,588)	(3,087)	(1,193,675)

Balance June 30, 2009	97,890,981	$9,789	$19,964,510	$(155,586)	$(26,166,145)	$526,913	$(5,820,519)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,588)	$(2,421,436)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	743	2,086
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	1,666	428,174
Change in fair value of derivative liability	10,947	6,564
Loss attributable to noncontrolling interest	(3,087)	-
Stock and warrants issued for services	-	1,606,071
Amortization of deferred compensation	432,112	-
Changes in operating assets and liabilities:
Prepaid Expenses	12,900	(123,146)
Other Assets	48,500	(79,500)
Accounts payable and accrued expenses	242,519	64,957
Accrued executive compensation	234,625	145,417
Advance payments received	(154,114)	-

Net cash used in operating activities	(363,777)	(370,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	530,000	-
Payment of Loans	(24,817)	208,000

Net cash provided by financing activities	505,183	208,000

Net increase/(decrease) in cash	141,406	(162,813)

Cash, beginning of period	176,279	192,981

Cash, end of period	$317,685	$30,168

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$1,666	$428,174
Reclassification of derivative liability to equity upon settlement	$12,606	$-
Payment of debt and interest with common stock	$-	$925,808
Beneficial conversion discount	$-	$208,000
Payment of accrued expenses with common stock	$-	$1,059,647

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
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

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through June 30, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statement.

Sale of subsidiary common stock

The “Company owned 100% of the issued and outstanding common stock of FFI represented by 30,000,000 shares. On June 12, 2009, the Company entered into a Stock Purchase Agreement and sold 10%, or 3,000,000 FFI common shares (the “Shares”) to Schrader & Associates Defined Benefit Pension Plan (herein, “Schrader”) for the sum of $350,000.

FFI granted Schrader demand and piggyback registration rights on the Shares.

Schrader granted the Company the first right of refusal to match or exceed any third party bona fide offer to purchase the Shares until June 12, 2014.

Additionally, on June 12, 2009, in consideration of $5,000, the Company granted Schrader an option to purchase an additional 10% of FFI for the sum of $350,000.  The option expires on September 12, 2009. On June 30, 2009, Schrader partially exercised the option and purchased an additional 1,500,000 common shares of FFI, which represents 5.0% percent of the issued and outstanding common stock of FFI, for proceeds of $175,000.

The investment by Schrader in FFI is recorded as a noncontrolling interest in the financial statements and is summarized as follows at June 30, 2009:

Sale of FFI shares	$525,000
Sale of option	5,000
Allocated loss	(3,087)

Balance at June 30, 2009	$526,913

Management Agreement

In conjunction with the sale of its partial interest in FFI on June 12, 2009, the Company, FFI and Schrader entered into a Management Agreement, (the “Agreement”).  The Agreement states that the Company will use the proceeds of the sale of the Shares according to the Company’s use of proceeds Schedule which is attached the Agreement.   Additionally, the Company has agreed to nominate and appoint, and or vote into office one person named by Schrader who will be seated as a member of the FFI board of directors for a 12-month term.

FFI, upon receipt of funds from the Company’s use of proceeds schedule, has agreed to purchase certain real property located in Muhlenberg, Kentucky (the “Muhlenberg Property”) for the proposed construction of a Coal-to-Liquids (CTL) plant for approximately $150,000.  FFI has agreed to take title to the Muhlenberg Property in such a manner so that the property ownership would automatically transfer to Schrader in the event FFI were to file a petition in Bankruptcy Court, wind-up or liquidate.

Additionally, if FFI were to abandon its pursuit of a CTL plant on the Muhlenberg Property because FFI’s inability to obtain all appropriate approvals and permits required for a CTL plant, then FFI would sell the Muhlenberg Property and use the net proceeds to acquire another property for a CTL plant according to the same type of acquisition and title structure.

If FFI were able to secure an off-take agreement or fuel purchase agreement for fuels from its proposed CTL Plant, that would permit FFI to secure project financing, or if FFI were to secure project financing using the Muhlenberg or similar property as collateral, the Schrader would quit claim the future interest in and to the property to FFI.

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

We are accounting for this agreement pursuant to EITF 07-01, “Accounting for Collaborative Arrangements”. During the three and six months ended June 30, 2009 we expended $28,490 and $154,114, respectively, towards the development of the initial CTL facility. We have reported this amount as payments received pursuant to collaborative agreements. The unexpended balance of payments received of $0 and $154,114 at June 30, 2009 and December 31, 2008, respectively, is reported as a current liability as advance payments received.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At June 30, 2009 and 2008, the Company had 553,575 and 801,675 potentially dilutive securities, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred net losses of $1,190,588 and $2,421,436 during the six month periods ended June 30, 2009 and 2008, respectively. The Company's current liabilities exceeded its current assets by $5,859,314 as of June 30, 2009. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of June 30, 2009 and December 31, 2008, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$39,000	$-	$39,000	$-

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the six months ended June 30, 2009.

Balance at beginning of period	$1,660
Change in fair value of conversion option	10,947
Reclassification to equity upon repayment of debt	(12,607)

Balance at end of period	$-

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

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial position and results of operations.

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $1,190,588 for the six months ended June 30, 2009, and a working capital deficiency of $5,859,314 and a stockholders' deficiency of $5,820,519 at June 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at June 30, 2009 and December 31, 2008:
	June 30,	December 31,
	2009 (unaudited)	2008
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	13,444
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	8,000
Total notes payable	39,000	60,444
Less: current portion	39,000	(60,444)
Balance notes payable (long term portion)	$—	$—

During the three months ended June 30, 2009, we repaid two convertible notes aggregating $21,444. As a result, the fair value of the derivative liability associated with the conversion feature of these notes on the date of repayment, aggregating $12,607, was reclassified to additional paid-in capital.

NOTE 5 - STOCKHOLDER'S EQUITY

During the six months ended June 30, 2009 the Company issued 400,000 shares of common stock as payment of expenses accrued at December 31, 2008 in the amount of $20,000

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

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the six months ended June 30, 2008 as compared with revenues from continuing operations of $0 for the six months ended June 30, 2009.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $1,976,894 for the six months ended June 30, 2008 to $1,178,703 for the six months ended June 30, 2009. The principal reason for this decrease was due to lower consulting expenses.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $1,976,894 for the six months ended June 30, 2008 to $1,178,703 for the six months ended June 30, 2009. This decrease was primarily due to lower consulting expenses. Depreciation expense decreased from $2,086 for the six months ended June 30, 2008 to $743, for the six months ended June 30, 2009. This decrease was due to writing off obsolete assets.

INTEREST EXPENSE: Interest expense decreased from $437,978 for the six months ended June 30, 2008 to $4,025 for the six months ended June 30, 2009. This decrease is due primarily to the repayment of loans.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses increased by $145,167 during the six months ended June 30, 2009 to a total amount of $254,212 as compared to $109,045 for the six months ended June 30, 2008. The increase was primarily due to the expense resulting from the accounting treatment of a technology option that expired.

NET LOSS: The Company incurred a net loss of ($1,190,588) for the six months ended June 30, 2009, compared with a net loss of ($2,421,436) for the six months ended June 30, 2008, which reflects a year-to-year decrease in the amount of loss for the period of $1,230,848. The principal reason for this decrease was due to a decrease in consulting fees and interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2009, we had a working capital deficit of $5,859,314 which compares to a working capital deficit of $5,057,285 as of June 30, 2008. As a result of our operating losses for the six-month period ended June 30, 2009, we generated a cash flow deficit of $363,777 from operating activities. Cash flows used in investing activities were $0 during the period. Cash flows provided by financing activities were $505,183 on proceeds from issuance of common stock.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for de-consolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did have a material impact on our financial position, results of operations or cash flows.

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

Subsequent Events

The Company adopted SFAS No. 165, “Subsequent Events” effective with the six months ended June 30, 2009.   Subsequent events are events or transactions about which information becomes available after the balance sheet date but before the financial statements are issued or are available to be issued.  In the case of the Company as a public entity, the applicable cutoff date is the date the financial statements are issued, whereas prior to SFAS No. 165 the cutoff date could be the date the financial statements were available for issuance.

The statement requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“nonrecognized subsequent events”) are not recorded in balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose only after the balance sheet date.   Disclosure is required for nonrecognized subsequent events if necessary to prevent those financial statements from being misleading.

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

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133,  Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2009, we had cash and cash equivalents aggregated $317,685.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2009, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Dated :  August 19, 2009

NUCLEAR SOLUTIONS, INC.

By:	/s/ Patrick Herda	By:	/s/ Kenneth Faith
	Patrick Herda		Kenneth Faith
	Title: President, CEO		Title: CFO