Form 10-Q
period 2009-09-30
NUCLEAR SOLUTIONS INC
filed 2009-11-23
CIK 1116112

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer

[ ], Accelerated filer [ ], Non-accelerated filer [ ], Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes          No  X

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 23, 2009 we had 97,890,981 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.            Financial Statements

NUCLEAR SOLUTIONS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2008 and the three months ended September 30, 2009 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-15

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$ 25,838	$ 176,279
Notes receivable	24,000	-
Accrued interest	200	-
Prepaid expenses	5,600	12,900

Total current assets	55,638	189,179

Property and equipment, net of accumulated depreciation
of $4,815 and $3,492 as of September 30, 2009 and December 31,2008, respectively	105,397	3,938

Other assets	4,600	84,100

Total assets	$ 165,635	$ 277,217

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 5,078,004	$ 4,687,644
Accrued executive compensation	1,158,021	846,583
Advance payments received	-	154,114
Convertible notes payable - related parties, net of discount of $0 and $1,666
as of September 30, 2009 and December 31, 2008 respectively	-	19,778
Convertible notes payable - other, net of discount of $0
as of September 30, 2009 and December 31, 2008	39,000	39,000

Total current liabilities	6,275,025	5,747,119

Derivative liability (Note 4)	-	1,660

Total liabilities	6,275,025	5,748,779

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 97,890,981 issued and
outstanding, as of September 30, 2009 and December 31, 2008, respectively	9,789	9,749
Additional paid-in capital	19,964,510	19,931,944
Deferred equity based expense	(61,500)	(437,698)
Accumulated deficit	(26,536,147)	(24,975,557)

Total deficiency in stockholders' equity	(6,623,348)	(5,471,562)

Noncontrolling Interest	513,958	-

Total deficiency in stockholders' equity	(6,109,390)	(5,471,562)

Total liabilities and deficiency in stockholders' equity	$ 165,635	$ 277,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$ -	$ -	$ -	$ -

Executive compensation	125,313	171,562	375,937	409,479
Consulting	91,585	958,115	537,298	2,169,162
Legal and professional fees	71,713	61,404	453,238	478,204
General and administrative expenses	93,491	173,529	347,704	282,573
Depreciation and amortization	581	667	1,324	2,753
Payments received pursuant to collaborative arrangement	-	(436,791)	(154,114)	(436,791)

	382,683	928,486	1,561,387	2,905,380

Loss from operations	(382,683)	(928,486)	(1,561,387)	(2,905,380)

Other Income(expenses)
Interest income	200	-	202	-
Interest expense	(475)	(16,638)	(4,500)	(454,617)
Change in fair value of derivative liability	-	16,978	(10,947)	10,414
Loss before provision for income taxes	(382,958)	(928,146)	(1,576,632)	(3,349,583)

Provision for income taxes	-	-	-	-
	$ (382,958)	$ (928,146)	$ (1,576,632)	$ (3,349,583)

Net Loss attributable to the noncontrolling interest	$ 12,955	$ -	$ 16,042	$ -

Net Loss attributable to Nuclear Solutions, Inc.
common shareholders	$ (370,003)	$ (928,146)	$ (1,560,590)	$ (3,349,583)

Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.04)

Weighted average number of common shares
outstanding, basic and diluted	97,890,981	94,598,590	97,627,245	87,638,339

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2009 TO SEPTEMBER 30, 2009
(unaudited)

Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	Noncontrolling	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Interest	Equity

Balance January 1, 2009	97,490,981	$ 9,749	$ 19,931,944	$ (437,698)	$ (24,975,557)		$ (5,471,562)

Shares issued for accrued expenses	400,000	$ 40	$ 19,960				$ 20,000

Deferred compensation				$ (150,000)			$ (150,000)

Amortization of deferred compensation				$ 526,198			$ 526,198

Sale of subsidiary shares to noncontrolling
interest						$ 530,000	$ 530,000

Reclassification of derivative liability upon settlement			$ 12,606				$ 12,606

Net loss					$ (1,560,590)	$ (16,042)	$ (1,576,632)

Balance September 30, 2009	97,890,981	$ 9,789	$ 19,964,510	$ (61,500)	$ (26,536,147)	$ 513,958	$ (6,109,390)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,560,590)	$ (3,349,583)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,324	2,753
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	1,666	442,601
Change in fair value of derivative liability	10,947	(10,414)
Loss attributable to noncontrolling interest	(16,042)	-
Stock and warrants issued for services	-	2,403,580
Amortization of deferred compensation	526,197	-
Changes in operating assets and liabilities:
Notes Receivables	(24,200)	-
Prepaid Expenses	7,300	100,000
Other Assets	79,500	(79,500)
Accounts payable and accrued expenses	263,733	(81,031)
Accrued executive compensation	311,438	243,556
Advance payments received	(154,114)	188,209

Net cash used in operating activities	(552,841)	(139,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(102,783)	-

Net cash used in investing activities	(102,783)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of subsidiary shares	530,000	75,000
Proceeds from issuance of debt	-	208,000
Payment of Loans	(24,817)	(15,000)

Net cash provided by financing activities	505,183	268,000

Net increase in cash	(150,441)	128,171

Cash, beginning of period	176,279	192,981

Cash, end of period	$ 25,838	$ 321,152

Supplemental disclosures:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$ 1,666	$ 442,601
Reclassification of derivative liability to equity upon settlement	$ 12,606	$ -
Payment of debt and interest with common stock	$ -	$ 925,808
Beneficial conversion discount	$ -	$ 208,000
Payment of accrued expenses with common stock	$ 20,000	$ 1,078,987

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through September 30, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statement

Business

Nuclear Solutions, Inc. is engaged in the research, development, and commercialization of innovative product technologies, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop advanced product technologies to address emerging market opportunities in the fields of homeland security, nanotechnology, and nuclear remediation. Our subsidiary Fuel Frontiers, Inc. concentrates on developing fuel production facilities to produce ultra-clean synthetic diesel from feedstocks such as coal.

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the

Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred.

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

We are accounting for this agreement pursuant to ASC Topic 808 “Collaborative Arrangements”. During the three and nine months ended September 30, 2009 we have reported $0 and $154,114, respectively, as payments received pursuant to collaborative agreements. The unexpended balance of payments received of $0 and $154,114 at September 30, 2009 and December 31, 2008, respectively, is reported as a current liability as advance payments received.

Noncontrolling Interest

As a result of adopting FASB ASC 810-10 Consolidations – Variable Interest Entities , we present non-controlling interests as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Deficiency in Stockholders’ Equity.

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

Loss Per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share.  The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At September 30, 2009 and 2008, the Company had 554,050 and 1,054,940 potentially dilutive securities, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred net losses of $1,560,590 and $3,349,583 during the nine month periods ended September 30, 2009 and 2008, respectively. The Company's current liabilities exceeded its current assets by $6,219,387 as of September 30, 2009. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Fair value of financial instruments

In April 2009, the Company adopted accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

Our short-term financial instruments, including cash, notes receivable and convertible notes payable, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes is based on management estimates and reasonably approximates their book value based on their current maturity. The fair value of the Company’s derivative instruments is determined using option pricing models.

Effective November 1, 2008, the Company adopted new accounting guidance pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by previous guidance. Effective January 1, 2009, the Company adopted the provisions accounting guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted new accounting guidance which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of ASC 820 did not have a material impact on our financial position or results of operations.

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

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

As of September 30, 2009 and December 31, 2008, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

The Company’s conversion option liability was valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the nine months ended September 30, 2009.

Balance at beginning of period	$1,660
Change in fair value of conversion option	10,947
Reclassification to equity upon repayment of debt	(12,607)

Balance at end of period	$-

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2008.

New Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167, which amends ASC 810-10,  Consolidation  (“ASC 810-10”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by ASC 810-10.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 167 effective January 1, 2010.  The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from ASC 860-10,  Transfers and Servicing (“ASC 860-10”), and removes the exception from applying ASC 810-10.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 166 effective January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $1,560,590 for the nine months ended September 30, 2009, and a working capital deficiency of $6,219,387 and a stockholders' deficiency of $6,109,390 at September 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009 (unaudited)	2008
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note payable to related party, convertible into common stock at a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	13,444
John Powers note payable to related party, convertible into common stock at a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	8,000
Total notes payable	39,000	60,444
Less: current portion	(39,000)	(60,444)
Balance notes payable (long term portion)	$—	$—

During the three months ended June 30, 2009, we repaid two convertible notes aggregating $21,444. As a result, the fair value of the derivative liability associated with the conversion feature of these notes on the date of repayment, aggregating $12,607, was reclassified to additional paid-in capital.

NOTE 5 – STOCKHOLDER'S EQUITY

During the nine months ended September 30, 2009 the Company issued 400,000 shares of common stock as payment of expenses accrued at December 31, 2008 in the amount of $20,000

NOTE 6 – NONCONTROLLING INTEREST

The Company owned 100% of the issued and outstanding common stock of FFI represented by 30,000,000 shares. On June 12, 2009, the Company entered into a Stock Purchase Agreement and sold 10%, or 3,000,000 FFI common shares (the “Shares”) to Schrader & Associates Defined Benefit Pension Plan (herein, “Schrader”) for the sum of $350,000.

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

The investment by Schrader in FFI is recorded as a noncontrolling interest in the financial statements and is summarized as follows at September 30, 2009:

Sale of FFI shares	$525,000
Sale of option	5,000
Allocated loss	(16,042)

Balance at September 30, 2009	$513,958

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

NOTE 7 – NOTES RECEIVABLE

During the three months ended September 30, 2009 the Company advanced an aggregate of $24,000 to KFA pursuant to promissory notes bearing interest at 5% and maturing January 22, 2010.

NOTE 8 – PROPERTY AND EQUIPMENT

During the three months ended September 30, 2009 the Company purchased a parcel of land for $95,726 to be utilized in the CTL project.

NOTE 9 – SUBSEQUENT EVENTS

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 23, 2009 . All appropriate subsequent event disclosures, if any, have been made in notes to our Unaudited Condensed Consolidated Financial Statements.

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

Our Business:

Nuclear Solutions, Inc. and its majority-owned subsidiary, Fuel Frontiers, Inc. is engaged in the research, development, and commercialization of innovative technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop facilities to produce ultra-clean synthetic diesel from coal and other materials using a plasma-based gasification system and a conventional synthesis gas-to-fuel reforming system based upon Fisher-Tropsch technology.

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

Production of Ultra-Clean Synthetic Fuels through our subsidiary Fuel Frontiers, Inc.

In 2005, the company entered the ultra-clean synthetic fuels business through a new subsidiary called Fuel Frontiers, Inc. (formerly known as Future Fuels, Inc.). The primary business of Fuel Frontiers, Inc. (FFI) is to plan, design, finance, construct, and operate multiple gas-to-liquid synthetic fuel synthesis facilities worldwide to transform carbon based feed stocks including virtually cost-free waste materials such as used tires, waste coal, solid and liquid municipal wastes, biomass, and other similar low-value societal refuse into high-value gas-to-liquid fuels such as ultra-clean diesel.

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

System Overview

The FFI approach for the production of ultra-clean diesel occurs in two stages. In the first stage the feedstock material is fed into a plasma processing system such as the Westinghouse Plasma Gasifier (WPG) which transforms the feedstock material into synthesis gas, which is composed of carbon, hydrogen and oxygen. The heart of Westinghouse’s Plasma Gasifier is a plasma torch. The interior arc of a plasma torch can reach temperatures up to 30,000 degrees Fahrenheit. One or more plasma torches within the plasma gasifier system create a superheated zone that breaks down feedstock materials--such as coal, used tires, wood wastes as well as petroleum coke and other materials--to their core elements in a clean and efficient manner which generates significant amounts of synthesis gas. Excess heat energy is removed from the resulting synthesis gas and recovered to generate electricity on-site which can be used to provide power to the system. The cooled synthesis gas is then refined for purity and passed to the second stage. In the second stage, the refined synthesis gas, which is composed primarily of carbon, hydrogen and oxygen, is converted into ultra-clean diesel though a modified Fischer-Tropsch gas-to-liquids synthesis process for diesel fuels. The process applies a metallic catalyst to chemically transform the synthesis gas into a liquid fuel which is then refined to fuel-grade standards. This approach is not entirely new, as early as 1936 in Germany similar technology was used with coal-produced synthesis gas to produce diesel and alcohols on a commercial scale. The FFI approach to ultra-clean synthetic fuel production differs from other approaches mainly because our system can utilize multiple feedstock materials that are normally difficult to utilize in a conventional gasifier. The ability to use heterogeneous materials is a benefit of a plasma processing system. The Westinghouse Plasma Gasifier has the proven capability to transform a wide variety of waste materials into the synthesis gas in an efficient and environmentally friendly manner.

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

Over the next twelve months, we anticipate that FFI's development efforts will continue to focus on engineering plant designs as well as project development and financing. These elements will play critical roles in the establishment of FFI's waste-to-fuel projects. While we believe that the appropriate technologies for waste-to-synthetic fuels such as ultra-clean diesel are commercially available, there is, however, no guarantee that commercially available technologies will be appropriate in every instance for the production of fuels and any of FFI's proposed facilities. Moreover, there could be unexpected problems or delays in the funding, construction and operation of the facility. There is no guarantee that FFI will be successful in raising the capital required for this project. Over the next twelve months we anticipate that Nuclear Solutions, Inc. and its subsidiary Fuel Frontiers, Inc. will require a combined amount of approximately $500,000 to sustain minimum operations. In addition to minimum operations funding, we estimate raising an additional $2,000,000 over the next 12 months to pay for project engineering for the FFI coal-to-diesel project in Muhlenberg county, KY. We anticipate raising this money through debt and/or equity financing which may result in substantial dilution, and/or increase the company's indebtedness.

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

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the nine months ended September 30, 2008 as compared with revenues from continuing operations of $0 for the nine months ended September 30, 2009. Resulting in no net increase or decrease.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $2,905,380 for the nine months ended September 30, 2008 to $1,561,387 for the nine months ended September 30, 2009. The principal reason for this decrease was due to a decrease in consulting fees expense.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $2,905,380 for the nine months ended September 30, 2008 to $1,561,387 for the nine months ended September 30, 2009. This decrease was primarily due to a decrease in consulting fees. Depreciation expense decreased for the first nine months of 2009 versus the first nine months of 2008. Depreciation expense is $1,324 for the nine months ended September 30, 2009 and decreased from $2,753 for the nine months ended September 30, 2008. This decrease was primarily due to the writing-off assets.

INTEREST EXPENSE: Interest expense decreased from $454,617 for the nine months ended September 30, 2008 to $4,500 for the nine months ended September 30, 2009. This decrease is due primarily to the repayment of debt.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses increased by $65,131 during the nine months ended September 30, 2009 to a total amount of $347,704 as compared to $282,573 for the nine months ended September 30, 2008. The increase was due to an increase in various general and administrative expenses.

NET LOSS: The Company incurred a net loss of ($1,560,590) for the nine months ended September 30, 2009, compared with a net loss of ($3,349,583) for the nine months ended September 30, 2008, which reflects a year-to-year decrease in the amount of loss for the period of $1,788,993. The principal reason for this decrease was due to lower operating costs and interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2009, we had a working capital deficit of $6,219,387 which compares to a working capital deficit of $5,256,219 as of September 30, 2008. As a result of our operating losses for the nine-month period ended September 30, 2009, we generated a cash flow deficit of $552,841 from operating activities. Cash flow used in investing activities was $102,783 during the period. Cash flows provided by financing Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its unaudited condensed  consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 30, 2009, we had cash and cash equivalents aggregated $25,838.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2009, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Dated :  November 23, 2009

NUCLEAR SOLUTIONS, INC.

By:	/s/ John Fairweather	By:	/s/ Kenneth Faith
	John Fairweather		Kenneth Faith
	Title: President, CEO		Title: CFO

Exhibit 31.1

Chief Executive Officer Certification (Section 302)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Fairweather, certify that:

  (1)      I have reviewed this quarterly report on Form 10-Q of Nuclear Solutions, Inc., (Registrant).

  (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)      Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information ; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

Date: November 23, 2009

By: /s/John Fairweather

    John Fairweather

    Chief Executive Officer

Exhibit 31.2

Chief Financial Officer Certification (Section 302)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kenneth Faith, certify that:

  (1)      I have reviewed this quarterly report on Form 10-Q of Nuclear Solutions, Inc., (Registrant).

  (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)      Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

 (5)       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information ; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.

Date: November 23, 2009

By: /s/ Kenneth Faith__

      Kenneth Faith

       Chief Financial Officer

Exhibit 32.1

Chief Executive Officer Certification (Section 906)

CERTIFICATION PURSUANT TO

18U.S.C.,SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), I, John Fairweather, the undersigned President and Chief Executive Officer of Nuclear Solutions, Inc., (the “Company”), herby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2009 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.  A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: November 23, 2009 /s/_John Fairweather
President and CEO

Exhibit 32.2

Chief Financial Officer Certification (Section 906)

CERTIFICATION PURSUANT TO

18U.S.C.,SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), I, Kenneth Faith, the undersigned Chief Financial Officer of Nuclear Solutions, Inc., (the “Company”), herby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2009 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company. A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: November 23, 2009 /s/_ Kenneth Faith
Chief Financial Officer