Form 10-Q/A
period 2008-03-31
NUCLEAR SOLUTIONS INC
filed 2009-12-29
CIK 1116112

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 2

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes[ ]     No [X]

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

EXPLANATORY NOTE:

WE ARE AMENDING THIS QUARTERLY REPORT WITH CORRECTED OFFICER SECTION 302 OFFICER CERTIFICATIONS.

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

Dated: December 15, 2009

Nuclear Solutions, Inc.

/s/ Patrick Herda	/s/ Kenneth Faith
By: Patrick Herda	By: Kenneth Faith
Title: CEO	Title: CFO

Exhibit 31.1

Chief Executive Officer Certification (Section 302)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Patrick Herda, certify that:

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

(c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: December 15, 2009

By:	/s/ Patrick Herda
By: Patrick Herda
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

  (4) The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

 (5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: December 15, 2009

By:	/s/ Kenneth Faith
By: Kenneth Faith
Chief Financial Officer