Form 10-K/A
period 2008-12-31
NUCLEAR SOLUTIONS INC
filed 2009-12-29
CIK 1116112

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 000-31959

Nuclear Solutions, Inc.

(Name of Small Business Issuer in its Charter)

Nevada                                            88-0433815_

               (State of Incorporation)                       (IRS Employer Identification No.)

5505 Connecticut Ave., Ste. 5505, Washington, D.C.                20015______

(Address of principal executive offices)                     (Zip Code)

Issuer’s telephone number,(202)     787       -   1951__

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [ X ]

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ] No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy  or information statements incorporated  by reference in Part III of this Form 10-K or any  amendment of this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  Large accelerated filer [  ] Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes        No _X_

As of April 14, 2009, 2009, there were 97,490,981 shares of the issuer's common stock outstanding.  The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $1,766,398 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on April 14, 2009.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at April 14, 2009, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

EXPLANATORY NOTE:

WE ARE AMENDING ITEM 15 IN THIS ANNUAL REPORT WITH AMENDED SECTION 302 OFFICER CERTIFICATIONS AND THE ADDITION OF EXHIBIT 23 THE CONSENT OF RBSM, LLP

Item 15.    Exhibits and Financial Statement Schedules

         (a) Exhibits

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

/s/ Patrick Herda	December 15, 2009
By: Patrick Herda
Title: CEO, Director

/s/ Kenneth Faith	December 15, 2009
By: Kenneth Faith
Title: CFO, Director

Exhibit 23.0

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To: Nuclear Solutions, Inc.

We hereby consent to the incorporation by reference in the Registration Statement No. 333-147869 on Form S-8 of our report dated April 14, 2009, relating to the financial statements of Nuclear Solutions, Inc. and Subsidiaries, which appear in this Amendment No. 1 of the Annual Report on Form 10-K of Nuclear Solutions, Inc. and Subsidiaries for the year ended December 31, 2008

/s/ RBSM LLP

New York, New York

November 3, 2009

Exhibit 31.1

Chief Executive Officer Certification (Section 302)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Patrick Herda, certify that:

  (1) I have reviewed this annual report on Form 10-K of Nuclear Solutions, Inc., (Registrant).

  (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  (3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information ; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 15, 2009

By:	/s/ Patrick Herda
By: Patrick Herda
Chief Executive Officer

Exhibit 31.2

Chief Financial Officer Certification (Section 302)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kenneth Faith, certify that:

  (1) I have reviewed this annual report on Form 10-K of Nuclear Solutions, Inc., (Registrant).

  (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  (3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information ; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 15, 2009

By:	/s/ Kenneth Faith
By: Kenneth Faith
Chief Financial Officer