Form 10-K
period 2009-12-31
NUCLEAR SOLUTIONS INC
filed 2010-04-15
CIK 1116112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 000-31959

Nuclear Solutions, Inc.

(Name of registrant as specified in its charter)

NEVADA	88-0433815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5505 Connecticut Ave NW, Ste. 191, Washington, DC 20015

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (202) 787-1951

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 31, 2009, there were 97,890,981 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $5,808,659 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on June 30, 2009. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2009, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

[1]

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2009

NUCLEAR SOLUTIONS INC

[2]

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

Item 1. Description of Business

(a) Our Corporate History.

The Company was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. an internet e-commerce company. On September 12, 2001, the Company amended its articles of incorporation to change it name to Nuclear Solutions, Inc. At that time, our primary business was the development of a new type of nuclear reactor technology. As of the date of this report, our business is now focused on the production of synthetic diesel fuel from coal concentrating its efforts exclusively on coal-to-diesel projects already underway in the state of Kentucky.

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

[3]

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

System Overview

The FFI approach for the production of ultra-clean diesel occurs in two stages. In the first stage the feedstock material is fed into a plasma processing system such as the Westinghouse Plasma Gasifier (WPG) which transforms the feedstock material into synthesis gas, which is composed of carbon, hydrogen and oxygen. The heart of Westinghouse’s Plasma Gasifier contains a plasma field that reaches temperatures up to 10,000 degrees Fahrenheit. The plasma breaks down feedstock materials--such as coal, used tires, wood wastes as well as petroleum coke and other materials--to their core elements in a clean and efficient manner which generates significant amounts of synthesis gas. Excess heat energy is removed from the resulting synthesis gas and recovered to generate electricity on-site which can be used to provide power to the system. The cooled synthesis gas is then refined for purity and passed to the second stage. In the second stage, the refined synthesis gas, which is composed primarily of carbon, hydrogen and oxygen, is converted into ultra-clean diesel though a modified Fischer-Tropsch gas-to-liquids synthesis process for diesel fuels. The process applies a metallic catalyst to chemically transform the synthesis gas into a liquid fuel which is then refined to fuel-grade standards. This approach is not entirely new, as early as 1936 in Germany similar technology was used with coal-produced synthesis gas to produce diesel and alcohols on a commercial scale. The FFI approach to ultra-clean synthetic fuel production differs from other approaches mainly because our system can utilize multiple feedstock materials that are normally difficult to utilize in a conventional gasifier. The ability to use heterogeneous materials is a benefit of a plasma processing system. The Westinghouse Plasma Gasifier has the proven capability to transform a wide variety of waste materials into the synthesis gas in an efficient and environmentally friendly manner.

Notable Events

On November 3, 2005, FFI signed a land lease agreement with Venture III Associates, a New Jersey General Partnership, and a permit and feedstock agreement with Ocean County Recycling Center, Inc., a New Jersey corporation. FFI entered into a fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-fuel production facility in exchange for 1,000,000 shares of FFI common stock. When the facility commences operations FFI will pay Venture III $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-fuel facility when the facility begins operations. The payment of the 1,000,000 shares of FFI common stock was deferred by Venture III until groundbreaking occurs for the waste to fuel facility on said property. Originally, this project was intended to produce synthetic ethanol. Due to unfavorable market conditions for ethanol and local community concerns this project is being reevaluated by management to determine an appropriate technology and target product that will present a viable and attractive opportunity to our shareholders and the local community. In 2007, FFI and Connecticut-based Startech Environmental Corporation have mutually terminated their global strategic alliance to utilize startech plasma gasification systems, which was originally entered into on March 13, 2006. In 2007, we paid $100,000 to Westinghouse Plasma Corporation (WPC) for engineering services related to the design engineering of a Westinghouse Plasma Gasification system intended for an FFI synthetic diesel facility. In February 2008, FFI paid Shaw Stone & Webster (Shaw), a division of The Shaw Group Inc., for engineering services that will provide a technical basis for a 400 Tonne per day Coal-To-Liquid (CTL) Ultra-Clean Diesel fuel production facility in Muhlenberg County, Kentucky. On July 23, 2008, Jack Young, 79, Vice President of Nuclear Solutions, Inc. and President of our subsidiary, Fuel Frontiers, Inc., tendered his resignation from both executive officer positions. Subsequently, on July 24, 2008, the board of directors appointed David C. Maland, 52, to succeed Mr. Young as President of Fuel Frontiers, Inc. (FFI). Prior to his appointment as president, Mr. Maland was an independent business consultant for the last five years.

[4]

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

[5]

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

Additionally, on June 12, 2009, in consideration of $5,000, the Company granted Schrader an option to purchase an additional 10% of FFI for the sum of $350,000. The option expired on September 12, 2009.

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

[6]

About Our Nuclear Technology Development Business:

Please note: The Company’s nuclear technologies are no longer under active development. This section is being provided as a matter of historical reference and as a historical reference to provide a background into the previous business development efforts of the company. The company operates this business by hiring technical expertise to develop innovative and emerging technologies that we believe have significant market potential. We strive to develop technologies identified as viable to the point that they may be licensed, joint-ventured or sold to an industrial or governmental entity, or otherwise commercialized. We do not maintain technical facilities or a laboratory of our own. Our business model is to utilize the technical facilities and capabilities of appropriate outside laboratories under contract to us when appropriate. By taking advantage of existing technology infrastructures, this preferred method of technology development reduces capital investment costs and the length of time required to develop technologies. This is especially important in light of the extensive requirements for the government approval and safe handling of nuclear materials. Any development efforts contemplated or planned that involve nuclear materials are intended to be carried out by an existing and already licensed scientific or technical facility through the establishment of a contractual relationship. This approach also mitigates the potential liability involved with the handling and use of nuclear materials. We have identified several facilities in the United States and abroad that have the capabilities we may require in the future. As an example, we may contract with or establish a teaming relationship with a U. S. national laboratory such as Los Alamos National Labs, Lawrence Livermore National Labs, or others that have a history and willingness to perform work under well-established contracting channels such as Cooperative Research and Development Agreements (CRADA) and Work for Others (WFO) agreements. Although we believe this is adequate for our development purposes and preferable in the case of nuclear material handling, we may choose to operate our own laboratory facility in the future, subject to available capital. When a technology is deemed market ready, the company will offer it to potential customers for commercial licensing. As an example, after the successful prototype construction and operation of our shielded nuclear material detector, we will offer the sensor system to companies that have the appropriate experience to integrate the sensor into a working environment to meet the performance criteria as required by the end user. We do not intend to establish technology or product manufacturing operations of our own, nor do we intend to establish extensive marketing and distribution operations of our own except in the case of our subsidiaries that are involved in the production of synthetic fuels. Our business model as it relates to product technology development is centered on the sale and/or licensing of our technologies through strategic partnerships with companies that have established manufacturing, sales and marketing infrastructures. By way of example, companies that could be potential partners for our shielded nuclear material detection technology may be: Lockheed-Martin, General Atomics, Raytheon and other such companies. Currently we do not have any partnership agreements or material contracts with the aforementioned companies. Our primary role, when developing a product technology, is to add value by initially developing and providing the enabling core intellectual property to our customers and partners. Typically, after licensing, we will remain involved as a consultant for the customer to ensure appropriate technology transfer to the customer and to assist with any improvements or modification that may be needed during the course of commercialization. This is a highly leveraged business model that is believed by management to offer the greatest advantages in terms of corporate flexibility, and reduced capital requirements compared to a traditional research and development operation. However, management is opportunistic and may consider adopting a production model if the right conditions are met. We will pursue all avenues that will lead to the commercialization of our technologies. Since our business model is to establish partnerships during development and ultimately as production and marketing partners for our technologies, we are constantly looking for and evaluating potential strategic partners. We especially require partnerships to take advantage of the business opportunities available through government agencies such as the Homeland Security Advanced Projects Agency (HSARPA), The Defense Advanced Research Projects Agency (DARPA) and others. A partnering relationship with experienced companies that have a positive track record of providing products or services to the government agencies that are our potential customers in the related field will probably increase the likelihood that we could secure money from the government to develop one of our technologies for a specific government need.

The following is a general example of a technology development plan:

1)       A market opportunity is identified in an area of interest to us.

2)       A technical assessment of the opportunity and existing related technologies is performed with an appropriate combination of in-house and outside analysis.

3)       If the technical assessment indicates a viable market, research is performed to identify and define an appropriate technology.

4)       The technology identified in the previous step is reevaluated in light of the expected development costs and market opportunity. A decision is made to proceed with identified technology, suspend development, or research supplementary approaches.

5)       Intellectual property is secured through initiation of the patent process and/or identified technology is licensed. Selected technologies may be kept proprietary or trade secret.

6)       Selected technology is validated by an appropriate laboratory under contract.

7)       Once successfully validated, the technology is then marketed to appropriate entities for licensing or sale. Depending on the technology being developed, a strategic partnership arrangement may be consummated at many different points along the development track. The company intends to commercialize our technologies through: strategic partners, joint-venture partners, licensees, and other customers who will carry out project implementation, manufacturing, end-user marketing activities, and deployment of our technologies. We intend to generate revenue from the licensing, sale, and other usage agreements associated with our technologies.

[7]

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

Over the next 12 months, subject to available resources, our development plan for our gravimetric nuclear material detector is as follows:

•         Maintain the related intellectual property.

•         Secure a strategic commercial development partner.

•         Seek a potential buyer or master licensee for the technology.

[8]

Nuclear Micro-Batteries

Please note: The Company’s nuclear technologies are no longer under active development. This section is being provided as a matter of historical reference and as a historical reference to provide a background into the previous business development efforts of the company. This program is aimed at developing embeddable micro-batteries that can supply long-lasting power for computer chips, micro motors, remote sensors, implantable medical devices, and other defense and aerospace applications. This technology is also known as radioisotope micro power generation or RIMS (radioisotope micro power sources). The science of nanotechnology is the design of Electrical and mechanical systems smaller than the width of a human hair. The field of nanotechnology includes making functional microscopic mechanical devices like motors, gear systems, and pumps. This field also includes making electronic circuits on an atomic scale. An opportunity exists to address the problem of providing reliable power to these devices for a long period of time. As electronic circuits and nanomachines grow ever smaller, a problem is created by the fact that conventional batteries cannot shrink to the same size and still hold enough power for the device to function for a reasonable period of time. Our micro battery technology may solve this problem by drawing energy from an embedded radioactive isotope due to the fact that radioisotope batteries are known to have power densities up to 1,000 times greater than achievable with conventional chemical battery technology. In order to focus our limited resources more effectively, management has elected to suspend this program until further notice. In November 2003, the Company entered into a licensing option agreement for three issued U.S. patents for nuclear micro-battery technology (Pat. Nos. 6,118,204; 6,238,812) with Jackie Brown. The company purchased a one-year option to exclusively license the technology, with an additional six month first right of refusal, in exchange for 100,000 shares of our common stock. In January 2008, the company renewed its exclusive license option agreement with Jackie Brown in exchange for 300,000 shares of common stock and the payment of all patent maintenance fees for the patents subject to the license agreement. When the company does choose to exercise its rights under the licensing option agreement, we will execute a license royalty agreement for 7% of the after tax profits on the sale or licensing of the technology to be paid to Ms. Brown. In January 2009, the License option agreement with Ms. Brown expired. The company is not currently in discussions with Ms. Brown to renew the license option agreement. Our micro battery technology relies on the application of Tritiated amorphous silicon as a beta voltaic, thin film, intrinsic energy conversion device. A beta voltaic battery is a radioisotope based battery that converts energy from beta particles released by a beta emitting source, such as tritium, into electrical power. Common semiconductor designs of beta voltaic batteries use a semiconductor p-n junction device that is either directly exposed to beta decay (Lucent Technologies, Betabatt) or is illuminated by photons created when betas strike a phosphor(Trace Photonics, Inc.). These common beta voltaic batteries suffer from technical problems in that the directly irradiated cells suffer material degradation of the p-n junction limiting the operating life to days while the photo conversion systems are indirect and limited by efficiency to less than 1%. Furthermore, another limitation of conventional beta voltaic batteries and P-N junction devices is the self-absorption of beta energy in the source itself. In order to reduce the self-absorption of beta energy we incorporate the isotope into the lattice of a semiconductor. Tritiated amorphous silicon is a novel thin film material where a suitable radioisotope is bonded with silicon in the amorphous network or adjacent to it. Thin-film contact potential Tritiated amorphous silicon cells have been built and operation verified by an independent laboratory. We are aware of several types of radioisotope batteries in development by organizations such as Lucent, The University of Wisconsin, and Trace Photonics, Inc. and Betabatt, Inc. While we believe that our technology is superior due to higher resistance to degradation, our competitors have greater access to capital and resources.

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

[9]

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

Competition

Competition in the fields in which the company is endeavoring is complex. During 2009, we did not generate any revenues and we are competing against companies that have significantly greater financial, technical, political and human resources. We are competing with national laboratories, universities, and established corporations, such as Lockheed-Martin, General Atomics, and Raytheon among other similar companies. There are well-established organizations within our business segments that have both name recognition and histories of implemented technologies. In nuclear-related businesses, the competitive field is relatively small but intense and can raise significant barriers to entry. Competition usually stems from name recognition, price, marketing resources, and expertise. Although we have retained marketing and consulting expertise, established competitors could enter the market with new, competing technologies at any time. Our ability to complete will depend on the capabilities of the market-ready technologies and how well we will be able to market these technologies. Additional methods of competition include prior track record of competing for government contracts and experience, greater access to scientific and technical personnel, greater access to capital, greater access to technical facilities, and name or brand establishment.

[10]

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

Progress

Progress in the development of our technologies has been slower than expected due to the lack of personnel and lack of working capital. We anticipate increasing staffing levels over the next 12 months. We estimate a working capital requirement of at least $500,000 dollars over the next 12 months to maintain operations at a minimum level. For the year ended December 31, 2009, we have relied on the services of outside consultants. We currently have one full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do anticipate our employment base will increase to approximately 5 full time employees during the next 12 months. The successful development of any of our current projects would necessitate that we would incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. We believe that the success of our business will depend, in part, on our ability to attract, retain, and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management and key sales and technical personnel. We cannot assure you that we will be able to successfully attract, retain, and motivate a sufficient number of qualified personnel to conduct our business in the future. We have two executive officers. John Fairweather is the President and Chief Executive Officer. Kenneth Faith, Chief Financial and Principle accounting officer. John Fairweather is the president of our subsidiary Fuel Frontiers, Inc. In addition to the named officers, we retain the following independent contractors and consultants: 1- technical and scientific, 5-business consultants, 1-lobbyist, 3-legal, and 2-administrative. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

[11]

Item 1A. RISK FACTORS

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

[12]

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

[13]

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

[14]

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

[15]

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

[16]

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to a Smaller Reporting Company

Item 2. Description of Property

Our principal business address is 1025 Connecticut Ave NW, Suite 1000 Washington, DC 20036 and our principal mailing address is 5505 Connecticut Ave NW, #191, Washington, DC 20015.

In December 2008, we entered into a twelve-month lease for office space. The square footage of the facility is approximately 1,200 Sq ft. The 2009 annual leasehold cost was $33,600. We anticipate a change in office space over the next 12 months.

We own a fee simple interest in approximately 75 acres of unimproved real property in Muhlenberg County, Kentucky.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

Item 4. Removed and Reserved

[17]

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low prices of our common stock for each quarter for the years 2008 and 2009, including the first quarter of 2009. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Recent Market Prices

Our common stock trades on the OTC market under the symbol “NSOL.OB.”

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2010	0.03	0.03

December 31, 2009	0.02	0.02
September 30, 2009	0.03	0.04
June 30, 2009	0.05	0.07
March 31, 2009	0.03	0.02

December 31, 2008	0.0135	0.01
September 30, 2008	0.085	0.10
June 30, 2008	0.155	0.18
March 31, 2008	0.33	0.29

Holders

Our company has approximately 5300 shareholders of its common stock as of December 31, 2009 holding 97,890,981 common shares.

Dividends

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, the Company did not sell any unregistered securities.

[18]

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2009.  Information is included for equity compensation plans not approved by our security holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity Compensation Plans approved by security holders	None	None	None
Equity Compensation Plans not approved by security holders	5,500,000 (1)	$ 0.62	-0-
	5,000,000 (2)	$0.625	-0-
	5,000,000 (3)	$0.52	113,447
Total	15,500,000		113,447

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

(3) On November 28, 2007, the company adopted a Stock Grant Plan. The plan reserved 5,000,000 shares. The Plan was registered on Form S-8 Registration Statement filed on December 6, 2007. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 470,957 shares from this Plan leaving a balance of 4,529,043 in the Plan. During 2008, we issued 4,019,886 shares from this Plan leaving a balance of 513,447 at December 31, 2008. During 2009, we issued 400,000 shares from this Plan leaving a balance of 113,447 at December 31, 2009.

Item 6. SELECTED FINANCIAL DATA

Not Applicable to Smaller Reporting Companies

[19]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Nuclear Solutions, Inc. and its wholly owned subsidiary, Fuel Frontiers, Inc. (“FFI”) is engaged in the research, development, and commercialization of innovative technologies and processes, which are generally early-stage, theoretical or commercially unproven. We operate a highly technical business and our primary mission is to develop facilities to produce ultra-clean synthetic diesel from coal and other materials using a plasma-based gasification system and a conventional synthesis gas-to-fuel reforming system based upon Fisher-Tropsch technology.

In 2009, The Board of Directors elected to focus the company exclusively on the production of synthetic fuels through the FFI subsidiary. Prior to that, the company was developing nuclear technologies in the areas of shielded nuclear material detection and nuclear micro-batteries in addition to the production of synthetic fuels. Due to the difficulties encountered in raising capital in a declining economic climate coupled with the limited resources of the company, management made the decision to place all nuclear technology development programs into a dormant state. The company will continue to maintain the intellectual property associated with the shielded nuclear detection technology program and will seek a buyer or a master licensee for the patents. The Company will look to create a partnership to develop a prototype for a nuclear material detection device using it’s six patents. The company is discontinuing all further business development associated with nuclear micro-battery technology and other nuclear legacy technologies. It is the intent of the company to spin off FFI once adequate capital is raised to move projects forward. Management team for FFI has been identified and will consist of Key Members of KFA.

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

Over the next 12 months we expect that we will continue to generate losses until at least such time as we can generate revenue. No assurance can be given that we can complete the development of any project or technology or that, if any technology or project is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology or product will receive market acceptance. Until commercial operations are established, no assurance can be given that the Company's technologies will be commercially successful. Being a company with limited resources, we are subject to all risks inherent with the establishment of a developing or new business. The technologies and synthetic fuel projects we are developing may be regulated now or in the future by the United States Government and may subject to regulatory requirements or export restrictions. We are also subject to additional regulations concerning nuclear technologies. Some of the technologies we develop may be subject to the Atomic Energy Act of 1954.

The implementation of Company's business development phases outlined above will be dependent on successful financing. Financing options may include a combination of debt and equity financing. Equity financing may result in a substantial equity dilution to existing shareholders.

[20]

Comparison of Results of Operations for the year ended December 31, 2009 to the year ended December 31, 2008

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the year ended December 31, 2009 and for the year ended December 31, 2008.

Business Concentration

For the year ended December 31, 2009, and the year ended December 31, 2008, the balance of all accounts receivables was from one customer.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $3,622,270 for the year ended December 31, 2008 to $1,756,397 for the year ended December 31, 2009. The principal reason for this decrease was due to a decrease in consulting fees, executive compensation, legal, and professional fees resulting from the concentration of the company’s efforts on its synthetic fuel projects and suspension of nuclear technology projects.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $3,622,270 for the year ended December 31, 2008 to $1,756,397 for the year ended December 31, 2009. This decrease was primarily due to decreased business development activities, as stated above. Depreciation expense decreased for the year 2009 versus the year 2008, decreasing from $3,687 for the year ended December 31, 2008 to $2,207, for the year ended December 31, 2009. This decrease is due to the write-down of office equipment that is no longer in use.

INTEREST EXPENSE: Interest expense decreased from $457,891 for the year ended December 31, 2008 to $4,975 for the year ended December 31, 2009. This decrease is due primarily to a reduction in debt incurred to finance company operations.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Expenses increased by $51,060 during the year ended December 31, 2009 to a total amount of $380,530 as compared to $329,470 for the year ended December 31, 2008. The increase was due to increased travel and general business expenses related to the development of the company’s synthetic fuel projects.

NET LOSS: The Company incurred a net loss of ($1,771,817) for the year ended December 31, 2009, compared with a net loss of ($4,048,086) for the year ended December 31, 2008, which reflects a year-to-year decrease in the amount of loss for the period of $2,276,269. The principal reason for this decrease was due to a decrease in consulting fees, executive compensation, legal and professional fees resulting from the concentration of the company’s efforts on its synthetic fuel projects and suspension of nuclear technology projects.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had a working capital deficit of $6,350,978 which compares to a working capital deficit of $ 5,557,940 as of December 31, 2008. As a result of our operating losses for the year ended December 31, 2009, we generated a cash flow deficit of $588,715 from operating activities. Cash flows used in investing activities was $106,171 during the period. Cash flows provided by financing activities were $520,183 on proceeds from short-term notes payable.

Additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity or debt in order to provide the necessary working capital. We are in discussions with potential sources of funding; however we currently have no fully executed commitments for financing. There is no guarantee that we will be successful in raising the funds required. We intend to use the proceeds derived from revenues or financing to pay salaries, and general and administrative expenses, purchase land and continue development of our synthetic fuel projects in Kentucky. By adjusting our operations and development to the level of capitalization, we believe that a working capital level of $500,000 minimum will be sufficient to sustain the basic company operations over the next 12 months.

Currently management does not have sufficient capital resources to meet projected cash flow deficits through the next twelve months. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2009 financial statements included in this Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

[21]

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 31, 2009, we had cash and cash equivalents aggregated $1,576.

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

[22]

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

a)

Page No.

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2009 and 2008	F3

Consolidated Statements of Losses for the years ended December 31, 2009, and 2008	F4

Consolidated Statements of Deficiency in Stockholders' Equity for the years ended December 31, 2009, and 2008	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2009, and 2008	F7

Notes to Consolidated Financial Statements	F8 to F19

b) Financial statement schedules

Not applicable.

[F1]

RBSM LLP

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nuclear Solutions, Inc.

Washington, D.C.

We have audited the accompanying consolidated balance sheets of Nuclear Solutions, Inc. and subsidiary (the "Company"), as of December 31, 2009 and 2008 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, inconformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP
Certified Public Accountant

New York, NY

April 15, 2010

[F2]

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2009	2008
Current assets:
Cash	$ 1,576	$ 176,279
Notes Receivables	24,000	-
Accrued Interest	500	-
Prepaid Expenses	1,800	12,900

Total current assets	27,876	189,179

Property and equipment, net of accumulated depreciation
of 5,698 as of December 31, 2009 and $3,492 as of December 31, 2008 , respectively	107,903	3,938

Other assets	-	84,100

Total assets	$ 135,779	$ 277,217

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 5,103,783	$ 4,687,644
Accrued executive compensation	1,221,071	846,583
Advance payments received	-	154,114
Notes payable - related parties	15,000	19,778

Convertible notes payable - other, net of discount of $0 and
and $0, as of December 31, 2009 and December 31, 2008 respectively	39,000	39,000

Total current liabilities	6,378,854	5,747,119

Derivative liability (Note 4)	-	1,660

Total liabilities	6,378,854	5,748,779

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000
shares authorized, 97,890,981 and 97,490,981 issued and
outstanding, as of December 31, 2009 and December 31, 2008 respectively	9,789	9,749
Additional paid-in capital	19,964,510	19,931,944
Deferred equity based expense	-	(437,699)
Accumulated deficit	(26,729,793)	(24,975,556)

Total deficiency in stockholders' equity	(6,755,494)	(5,471,562)

Noncontrolling Interest	512,419	-

Total deficiency in stockholders' equity	(6,243,075)	(5,471,562)

Total liabilities and deficiency in stockholders' equity	$ 135,779	$ 277,217

The accompanying notes are an integral part of the consolidated financial statements.

[F3]

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSSES

	For the Years Ended December 31,
	2009	2008

Revenue	$ -	$ -

Executive compensation	432,188	581,042
Consulting	584,297	2,548,508
Legal and professional fees	511,289	630,449
General and administrative expenses	380,530	329,470
Depreciation and amortization	2,207	3,687
Payments received pursuant to collaborative arrangement	(154,114)	(470,886)

	1,756,397	3,622,270

Loss from operations	(1,756,397)	(3,622,270)

Other Income (expense)
Interest expense	(4,975)	(457,891)
Interest Income	502	478
Change in fair value of derivative liability	(10,947)	31,597
Loss before provision for income taxes	(1,771,817)	(4,048,086)

Provision for income taxes	-	-
Net loss	(1,771,817)	(4,048,086)

Net Loss attributable to the noncontrolling interest	17,581	-

Net Loss attributable to Nuclear Solutions, Inc.
common shareholders	$ (1,754,236)	$ (4,048,086)

Basic and diluted loss per share	$ (0.02)	$ (0.04)

Weighted average number of common shares
outstanding, basic and diluted	97,693,721	90,055,670

The accompanying notes are an integral part of the consolidated financial statements.

[F4]

NUCLEAR SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2008 TO DECEMBER 31, 2009

							Total Deficiency
	Common Stock		Additional	Deferred Equity	Accumulated	Non-Controlling	in Stockholders'
	Shares	Amount	Paid - In Capital	Based Expense	Deficit	Interest	Equity

Balance January 1, 2008	73,734,095	$7,374	$ 16,802,581	$(1,058,503)	$(20,927,471)	$ -	$ (5,176,019)

Shares issued for services	5,320,440	531	863,358	-	-	-	863,889

Shares issued for accrued expenses	1,299,446	130	535,870	-	-	-	536,000

Shares issued for payment of debt and Interest	16,271,524	1,627	1,467,168	-	-	-	1,468,795

Shares issued for cash	865,476	87	74,913	-	-	-	75,000

Beneficial conversion feature	-	-	185,000	-	-	-	185,000

Reclassify derivative liability	-	-	3,054	-	-	-	3,054

Cash received in excess of stock issued	-	-	-	-	-	-	-

Deferred compensation	-	-	-	(1,319,378)	-	-	(1,319,378)

Amortization of deferred compensation	-	-	-	1,940,183	-	-	1,940,183

Net loss	-	-	-	-	(4,048,086)	-	(4,048,086)

Balance December 31, 2008	97,490,981	$ 9,749	$19,931,944	$ (437,698)	$(24,975,557)	$-	$(5,471,562)

Shares issued for accrued expenses	400,000	40	19,960		-	-	20,000

Deferred compensation	-	-	-	(150,000)	-	-	(150,000)

Amortization of deferred compensation	-	-	-	587,698	-	-	587,698

Sale of subsidiary shares to noncontrolling
interest	-	-	-	-	-	530,000	530,000

Reclassification of derivative liability upon settlement	-	-	12,606	-	-	-	12,606

Net loss	-	-	-	-	(1,754,236)	$(17,581)	(1,771,817)

Balance December 31, 2009	97,890,981	$9,789	$19,964,510	$-	$ (26,729,793)	$512,419	$(6,243,075)

[F5]

[F6]

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,754,236)	$ (4,048,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,207	3,687
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	1,666	444,617
Change in fair value of derivative liability	10,947	(31,597)
Loss attributable to noncontrolling interest	(17,581)	-
Amortization of deferred compensation	587,697	2,823,412
Changes in operating assets and liabilities:
Accounts receivable	(24,500)
Prepaid Expenses	12,900	100,000
Other Assets	82,300	(82,300)
Accounts payable and accrued expenses	289,511	(23,667)
Accrued executive compensation	374,488	375,118
Advance payments received	(154,114)	154,114

Net cash used in operating activities	(588,715)	(284,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(106,171)	-

Net cash used in investing activities	(106,171)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt		208,000
Proceeds from sale of subsidiary shares	530,000	75,000
Proceeds from issuance of notes and loans	15,000
Payments on Loans	(24,817)	(15,000)

Net cash provided by financing activities	520,183	268,000

Net increase (decrease) in cash	(174,703)	(16,702)

Cash, beginning of period	176,279	192,981

Cash, end of period	$ 1,576	$ 176,279

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

The accompanying notes are an integral part of the consolidated financial statements.

[F7]

NUCLEAR SOLUTIONS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

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

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through December 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement

Business

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

F-7

[F8]

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

We are accounting for this agreement pursuant to ASC Topic 808 “Collaborative Arrangements”. During the years ended December 31, 2009 and 2008 we have reported $154,114 and $470,886, respectively, as payments received pursuant to collaborative agreements. The unexpended balance of payments received of $0 and $154,114 at December 31, 2009 and 2008, respectively, is reported as a current liability as advance payments received.

[F9]

Noncontrolling Interest

As a result of adopting ASC 810-10 Consolidations – Variable Interest Entities , we present non-controlling interests as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Deficiency in Stockholders’ Equity.

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

Intangible and Long-lived Assets

The Company follows ASC 360, “Property Plant and Equipment” , which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Loss Per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share.  The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2009 and 2008, the Company had 554,525 and 1,054,940 potentially dilutive securities, respectively.

[F10]

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $1,754,236 and $4,048,086 during the years ended December 31, 2009 and 2008, respectively. The Company's current liabilities exceeded its current assets by $6,350,977 as of December 31, 2009. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

•         Level 1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•         Level 2   Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•         Level 3   Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As of December 31, 2009 and 2008, the Company did not have any cash equivalents, therefore there were no assets measured at fair value. The Company’s conversion option liability was valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the years ended December 31, 2009 and 2008.

	2009	2008
Balance at beginning of year	$ 1,660	$ 13,311
Additions to derivative instruments	-	23,000
Change in fair value of conversion option	10,946	(31,597)
Reclassification to equity upon repayment of debt	(12,606)	(3,054)

Balance at end of year	$ -	$ 1,660

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price during 2009 and 2008.

[F11]

New Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to the Company.

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance had no impact to the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

[F12]

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated results of operations and financial condition.

[F13]

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,754,236 and $4,048,086 during the years ended December 31, 2009 and 2008, respectively and a working capital deficiency of $6,350,977 and a stockholders' deficiency of $6,243,075 at December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note payable to related party, convertible into common stock at a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	13,444
John Powers note payable to related party, convertible into common stock at a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	8,000
Total notes payable	39,000	60,444
Less: current portion	(39,000)	(60,444)
Balance notes payable (long term portion)	$—	$—

During 2009, we repaid two convertible notes aggregating $21,444. As a result, the fair value of the derivative liability associated with the conversion feature of these notes on the date of repayment, aggregating $12,606, was reclassified to additional paid-in capital.

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

For the years ended December 31, 2009 and 2008, the Company reflected a charge of $10,947and a credit of $31,597 respectively, representing the change in the value of our embedded conversion options during the periods.

For the years ended December 31, 2009 and 2008, the Company reflected charges of $1,666 and $444,617 respectively, representing the amortization of debt discount as interest expense during the periods.

[F14]

NOTE 5 – NOTE PAYABLE

On December 3, 2009, the Company executed a promissory note in the amount of $15,000. The note bears no interest and was due April 3, 2010. The note was repaid on March 11, 2010.

NOTE 6 – STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2009 and 2008, the Company has issued and outstanding 97,890,981 and 97,490,981 shares of common stock, respectively.

During the year ended December 31, 2009 the Company issued 400,000 shares of common stock as payment of expenses accrued at December 31, 2008 in the amount of $20,000.

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

 NOTE 7 – NONCONTROLLING INTEREST

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

Additionally, on June 12, 2009, in consideration of $5,000, the Company granted Schrader an option to purchase an additional 10% of FFI for the sum of $350,000.  The option expired on September 12, 2009. On June 30, 2009, Schrader partially exercised the option and purchased an additional 1,500,000 common shares of FFI, which represents 5.0% percent of the issued and outstanding common stock of FFI, for proceeds of $175,000.

The investment by Schrader in FFI is recorded as a noncontrolling interest in the financial statements and is summarized as follows at December 31, 2009:

Sale of FFI shares	$525,000
Sale of option	5,000
Allocated loss	(17,581)

Balance at December 30, 2009	$512,419

[F15]

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

NOTE 8 – NOTES RECEIVABLE

During 2009 the Company advanced an aggregate of $24,000 to KFA pursuant to promissory notes bearing interest at 5% and maturing January 22, 2010.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consists of the following:

	2009	2008
Land	$95,726	$—
Fixtures and equipment	17,875	7,430
	113,601	7,430
Less: accumulated depreciation	(5,698)	(3,492)

Net property and equipment	$107,903	$3,938

Depreciation expense totaled $2,207 and 3,687 for the years ended December 31, 2009 and 2008, respectively.

During 2009 the Company purchased a parcel of land for $95,726 to be utilized in the CTL project.

NOTE 10 - ACCRUED EXECUTIVE COMPENSATION

The Company had an Employment Agreement with Paul M. Brown, its former president, whereby the Company was to pay Mr. Brown an annual base salary of $250,000. For the year ended December 31, 2002, the amount accrued until Mr. Brown's death was $142,667. As of December 31, 2009 and 2008 the amount accrued was $142,667.

On September 13, 2001, the Company hired Patrick Herda as the vice president of business development. Currently Mr. Herda is the President and CEO of the company. For the year 2006, Mr. Herda's salary was $110,000 and for the year 2007 Mr. Herda's salary was $55,000. The Company has been unable to pay Mr. Herda's his full salary and these unpaid sums have been accrued. On January 10, 2006 Mr. Herda entered into a 3-way agreement whereby he irrevocably assigned deferred compensation totaling $542,987 to IPTH in exchange for a guarantee to receive a minimum of $80,000 in cash salary from Nuclear Solutions, Inc. for the 2006 fiscal year. On June 10, 2008 pursuant to the January 10, 2006 agreement the Company issued 5,250,000 shares to IPTH valued at $542,987. As of December 31, 2009 and 2008, the amount accrued was $171,376 and $31,576, respectively.

[F16]

On January 23, 2002, the Company hired John Dempsey as the vice president at an annual base salary of $120,000. Mr. Dempsey resigned effective September 5, 2005. The Company has been unable to pay Mr. Dempsey's full salary in past years and these unpaid sums have been accrued. As of December 31, 2009 and 2008, the amount accrued was $328,799 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Kenneth Faith, the company’s Chief Financial Officer did not receive a salary during fiscal year ending December 31, 2007.  The board of directors authorized setting Mr. Faith’s annual base salary at $225,000 commencing March 1, 2008. During 2008, the Company has been unable to pay Mr. Faith's his full salary and has accrued the unpaid amount. As of December 31, 2009 and 2008, the amount accrued was $382,500 and $167,500, respectively.

John Powers, independent director of the company, did not receive a salary during fiscal year ending December 31, 2007.  The board of directors authorized setting Mr. Powers 2008 directors’ compensation at $26,250 commencing March 1, 2008. During 2009 and 2008, the Company has been unable to pay Mr. Powers his compensation and has accrued the unpaid amount. As of December 31, 2009 and 2008, the amount accrued was $41,562 and $21,875, respectively.

Jack Young, as Vice President of Nuclear Solutions, Inc. did not receive a salary during fiscal year ending December 31, 2007. Commencing March 2008, the board of directors authorized setting Mr. Young’s annual base salary at $185,000. The Company has been unable to pay Mr. Young his full salary and has accrued the unpaid amount. As of December 31, 2009 and 2008, the amount accrued was $154,167.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

For the years ended December 31, 2009 and 2008, the company paid $33,600 and $53,212 in rent expense respectively. The Company does not currently have any long-term lease commitments except as noted above.

NOTE 12 -OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2009

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	—	—
Granted	500,000	$0.35
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2008	500,000	0.35
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2009	500,000	$0.35

The outstanding warrants expire on March 22, 2010.

[F17]

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

NOTE 14 - INCOME TAXES

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

As of December 31, 2009 we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $616,000 and $1,400,000 during the years ended December 31, 2009 and 2008, respectively.

Significant components of the Company's deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax asset:
Net operating loss carryforward	$8,044,000	$7,428,000
Valuation allowance	(8,044,000)	(7,428,000)

Net deferred tax asset	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2009	2008
U.S. federal statutory rate	-35%	-35%
Valuation allowance	35%	35%

Total	-	-

[F18]

As of December 31, 2009, the Company has a net operating loss carry forward, subject to limitations of Section 382 of the Internal Revenue Code, as amended, as follows:

Year	Amount	Expiration

2000	$28,719	2020
2001	$710,858	2021
2002	$1,902,582	2022
2003	$1,663,209	2023
2004	$1,474,681	2024
2005	$3,475,575	2025
2006	$2,627,526	2026
2007	$5,341,128	2027
2008	$4,000,000	2028
2009	$1,759,000	2028

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its US federal returns. The 2000 through 2009 federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

[F19]

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2009 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

[23]

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

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

Item 9B.  OTHER INFORMATION.           None.

[23]

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the officers and directors of the Nuclear Solutions, Inc.

(a) Directors and Executive Officers

The following persons are the Directors and Executive Officers of Nuclear Solutions, Inc.

Name	Age	Position(s)	Term

Patrick Herda	39	President, CEO, Chairman Board Directors	6/03-10/1/09
John Fairweather	42	President, CEO, Chairman Board Directors	10/1/09-Present
Kenneth Faith	39	CFO, Principal Accounting Officer,	10/9/06-Present
		Member Board of Directors
John Powers, Ph.D.	74	Member Board of Directors	5/7/02-10/1/09

Subsidiary: Fuel Frontiers, Inc

Name	Age	Position(s)	Term

John Fairweather	42	President, Chief Executive Officer, Director	10/1/09-Present
Patrick Herda	39	Director	9/02/05-10/1/09
David Maland	53	President	7/24/08-9/18/09

PATRICK HERDA, President, CEO, Chairman, Board of Directors, Resigned October 1, 2009

Patrick Herda, Joined Nuclear Solutions, Inc. in September 2001. He became the company's President and CEO on June 19, 2003 and resigned on October 1, 2009. As a full time officer, Herda provided the company with a portfolio of skills that blends business experience with scientific and technical aptitude developed in the course of working with technology companies over the last ten years. Herda's business background includes operations management, strategic planning, marketing, communications, business development, and fiscal planning. He has aptitude and experience in business, science, and technology that includes nuclear science, management of R&D, and industrial process control systems. From September 2001 to June 2003, he served as Vice President of Business Development for Nuclear Solutions, Assistant Secretary, and Chief Financial Officer. During that time, he was responsible for creating and managing strategic alliances with government and industrial partners, as well as identifying and developing new business opportunities for the company. From 1997 to 2001, Mr. Herda held the following concurrent positions: From 1997 to 2001, Herda was a managing member Particle Power Systems, LLC., a private nuclear R&D company. As a managing member, he was responsible for general operations concerning the development of innovative nuclear micro-battery power technologies for military and aerospace applications. From 1993 to 1995, Herda served as Vice President for Butler Audio, a Start-Up design and manufacturing firm for audio consumer electronics products. He successfully managed new product introduction, manufacturing, and strategic planning. Mr. Herda attended Drexel University in Philadelphia, PA, where he studied Commerce and Engineering, and Regis University in Denver, CO. where he studied business finance. Mr. Herda currently holds memberships in the American Nuclear Society, International Association for Energy Economics, and the Institute of Nuclear Materials Management.

JOHN R. FAIRWEATHER, Chief Executive Officer, President, Chairman of the Board of Directors.

Additionally, Mr. Fairweather is Chief Executive Officer, President and director of Fuel Frontiers, Inc., a Company subsidiary.

Mr. Fairweather was responsible for the development and operations for two Durable Medical Equipment companies. The first company, Alpine Medical, LLC was sold to Praxair, Inc. in 2002 for $60 million. The second company, Recover Care, LLC, recently sold for $167.5 million to WoundCo Holdings, Inc. Mr. Fairweather was responsible for evaluating and integrating companies from 12 mergers and acquisitions, growing and positioning them for sale. During his tenure as Chief Operating Officer of Camtec, Inc., a subsidiary of Recover Care, LLC, revenues doubled. He helped design 8 new products keeping Camtec at the forefront of the bariatric and safe patient handling market.

[24]

During the past five years, Mr. Fairweather has held a variety of executive level positions as outlined below:

Camtec, Inc., Cambridge, MD

Chief Operating Officer, 2005-2008

•          Increased revenue from $4 million to $8.9 million.

•          Modernized line including central locking, use of plastics and tilt features on current products.

•          Managed research and development of all new products including low bed, bariatric low bed and medsurg bed.

•          Wrote quality manuals and received ISO Certification 13485.

RecoverCare, LLC., Bensalem, PA

Senior Vice President, 2007-2008

•          Increased revenue from $15.6 million to $17.4 million annually in the Northeast Region.

•          Managed operations nationwide with revenue reaching $90 million.

•          Optimized utilization of equipment to maintain average of 72%.

•          Maximized distribution efficiency to reduce overtime per driver to less than 3 hours/week while still maintaining 4 hour service window.

•          Responsible for Operations of all Mergers and Acquisitions including evaluation and integration.

VP, Operations, 2003-2005

•          Developed, monitored and implemented operations procedures nationwide in accordance with state and federal agencies.

•          Streamlined purchasing and operations to increase efficiency and cut costs.• Achieved CHAP accreditation.

•          Responsible for Operations of all Mergers and Acquisitions including evaluation and integration.

Alpine Medical, LLC., Bensalem, PA

VP, Operations, 1999-2002

•          Founded company in 1999. Grew revenue to $25 million in 3 years before selling to Praxair Healthcare, Inc.

•          Managed purchasing, biomed, respiratory, IT and operations.

•          Achieved JCAHO Accreditation with commendation.

•          Developed and implemented operations policies and procedures in accordance with state and federal agencies.

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

Mr. Faith holds a Bachelor of Science Degree in Accounting from Drexel University, Philadelphia, Pennsylvania.

During the past five years, Mr. Faith has held a variety of executive level positions as outlined below:

PFPC, Inc., Wilmington, DE. February 2006-Present. Title: Fund Accounting and Administration Director. Mr. Faith is responsible for financial reporting, budget analysis and client relations for one of the firm's five largest clients, 92 mutual funds, with a combined net assets of $50 billion.

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

[25]

JOHN POWERS, Ph. D, Member Board of Directors

Mr. Powers joined Nuclear Solutions as a member of the board of directors on May 7, 2002 and resigned to pursue other business objectives on October 1, 2009.

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

In 1954, at the age of 19, he entered the U. S. Naval Flight Training program and upon completion was commissioned in the United States Marine Corps. After leaving active duty in 1958, he continued in the Marine Corps Reserve. As a reservist, he commanded an A4 squadron at Willow Grove, PA, and later, in Washington developed the concept and managed preparation of the Marine Corps Mobilization Management Plan and the DOD Master Mobilization Plan.

Dr. Powers holds a B. S. degree from Columbia University, an M. Div. degree from Princeton Theological Seminary, and a Ph. D. in physics from the University of Pennsylvania.

[26]

DAVID C. MALAND, President and Director, Fuel Frontiers, Inc. resigned October 1, 2009

On July 24, 2008, the board of directors appointed David C. Maland, to succeed Mr. Young as President of Fuel Frontiers, Inc. (FFI). Mr. Maland resigned his positions with Fuel Frontiers on September 18, 2009. Mr. Maland has been an independent business consultant for the last five years.

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

[27]

(b) Identify Significant Employees. None.

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

2.       Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

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

We received no reports covering purchase and sale transactions in our common stock during 2009, and we believe that each person who, at any time during 2009, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2009.

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

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•          Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•          Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•          Compliance with applicable governmental laws, rules and regulations,

•          The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•          Accountability for adherence to the Code.

[28]

Item 11.  EXECUTIVE COMPENSATION

The following information is provided concerning the compensation of the named executive officers for the last two fiscal years:

Table 1.

								Nonqualified
Name							Non-Equity	Deferred	All
and					Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Patrick Herda,	2008	250,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	250,000
Pres., CEO and	2009	250,000		-0-	-0-	-0-	-0-	-0-	-0-	250,000
Director (1)

John Fairweather,	2009	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pres., CEO and
Director (2)

Ken Faith, CFO	2008	225,000		-0-	44,250	-0-	-0-	-0-	-0-	225,000
and Director (3)	2009	225,000		-0-	-0-	-0-	-0-	-0-	-0-	225,000

Jack Young, V.P	2008	185,000		-0-	-0-	-0-	-0-	-0-	-0-	185,000

(1) Patrick Herda, Nuclear Solutions, Inc. President and Chief Executive Officer’s base salary was $250,000 annually. Mr. Herda resigned his positions with the Company on October 1, 2009. Mr. Herda was paid $166,583 during 2008. The board authorized increasing Mr. Herda’s base annual salary to $250,000 commencing March 2, 2008. All unpaid salary has been accrued. As of December 31, 2009 and 2008, the amount accrued was $171,376 and $31,576, respectively. On January 10, 2006 Mr. Herda entered into a 3-way agreement whereby he irrevocably assigned deferred compensation totaling $542,987 to IPTH in exchange for a guarantee to receive a minimum of $80,000 in cash salary from Nuclear Solutions, Inc. for the 2006 fiscal year. On June 10, 2008 pursuant to the January 10, 2006 agreement the Company issued 5,250,000 shares to IPTH valued at $542,987.

(2) John Fairweather joined the company on October 1, 2009 replacing Mr. Herda as President, CEO and Chairman of the Board of Directors. Mr. Fairweather’s has agreed to work for the Company without compensation until such time as the Company is able to secure financing for operations.

(3) Kenneth Faith joined the Company in the last quarter of fiscal year 2006. Kenneth Faith, is Nuclear Solutions, Inc. Chief Financial and Principal Accounting Officer. During 2008, the board of directors authorized setting Mr. Faith’s annual base salary at $225,000 commencing March 2, 2008. During 2008, the Company paid Mr. Faith $20,000. The unpaid salary balance of $167,500 has been accrued. As of December 31, 2009 and 2008, the amount accrued was $382,500 and $167,500, respectively.

(3) Jack Young was Vice President of Nuclear Solutions, Inc. and President of Fuel Frontiers, Inc. Mr. Young resigned these two positions on July 23, 2008. During 2008, the board of directors authorized setting Mr. Young’s annual base salary at $185,000 as President of Fuel Frontiers, Inc. commencing March 2, 2008. The Company was unable to pay Mr. Young his full salary and has accrued the unpaid amount. As of December 31, 2009, the amount accrued was $154,167.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended December 31, 2009.We made three common stock grants of restricted stock to Patrick Herda, Kenneth Faith and Jack Young during the fiscal year ending December 31, 2007. The shares have not been issued.

[29]

Outstanding Equity Awards at Fiscal Year-End

There were outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2009 representing equity grants made during 2007, as set forth in this report.

Director Compensation

The Company has not established any policy concerning director compensation. The board of directors authorized setting Mr. Powers 2008 directors’ compensation at $26,250 commencing March 1, 2008. During 2008, the Company has been unable to pay Mr. Powers his compensation and has accrued the unpaid amount. As of December 31, 2009, the amount accrued was $43,750 which represents $21,875 for fiscal year ending 2008 and $21,875 for three quarters of fiscal year ending 2009. Mr. Powers resigned his board position October 1, 2009.

Mr. Powers was the only director who received annual director compensation.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of December 31, 2009. Beneficial Ownership of more than 5% based on 97,890,981 common shares.

Beneficial Ownership of 5%.

(a) Our stock transfer agency records do not list any shareholders owning five percent or more of our common stock.

(b) Security Ownership of Management. Based on 97,890,981 shares as set forth in (a) above as of December 31, 2009.

[30]

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

1)       3,500,000 shares have been authorized for issuance, but have not yet been issued.

2)       600,000 shares have been authorized for issuance, but have not yet been issued.

3)       150,000 shares have been authorized for issuance, but have not yet been issued.

4)       400,000 shares have been authorized for issuance, but have not yet been issued.

(c) Changes in Control. To management’s knowledge, there are no arrangements which may result in a change in control.

[31]

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Jack Young, Vice President of Nuclear Solutions, Inc. and President of Fuel Frontiers, Inc., a company subsidiary, did not receive a salary during fiscal year ending December 31, 2007. During 2007, the board of directors authorized the issuance of 400,000 shares to Mr. Young valued at $72,000. The board of directors authorized setting Mr. Young’s annual base salary at $185,000 as President of Fuel Frontiers, Inc. commencing March 2, 2008.

During 2007, the board of directors authorized the issuance of 150,000 shares to John Powers, member of the board of directors, valued at $27,000. The shares have not been issued.

The board of directors authorized setting Mr. Powers 2008 directors’ annual compensation at $26,250 commencing March 1, 2008. During 2008 and 2009, the Company has been unable to pay Mr. Powers his compensation and has accrued the unpaid amount. As of December 31, 2009, the amount accrued was $43,750 which represents $21,875 for fiscal year ending 2008 and $21,875 for three quarters of fiscal year ending 2009. Mr. Powers resigned his board position October 1, 2009.

On March 17, 2008 the Company received $8,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 14% per year and maturing on March 17, 2009. The note is convertible into common stock at the rate of 50% of market value. The Company recorded a debt discount related to the beneficial conversion feature in the amount of $8,000, based on the proceeds received. The discount is being amortized over the term of the debt, through March 17, 2009. This note was repaid on June 18, 2009.

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

On June 4, 2007 the Company received $12,000 pursuant to a promissory note payable to John Powers, a director, bearing interest at 12% per year and maturing on June 4, 2008. The note is convertible into common stock at the rate of 50% of market value. We have recorded a beneficial conversion feature in the amount of $12,000. The discount is being amortized over the term of the debt, through June 4, 2008. Amortization of debt discount for the year ended December 31, 2007 was $6,884. This note was repaid on June 18, 2009.

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

(d) Transactions with Promoters. None.

[32]

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant during 2009 and 2008, RBSM LLP as our auditor for our fiscal year ending December 31, 2009.

	Year End 12-31-09	Year End 12-31-08
Audit Fees	$63,175	$46,062
Audit-related Fees	-0-	-0-
Tax Fees	5,000	-0-
All other fees	-0-	-0-
Total Fees	$68,175	$46,062

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009 or 2008.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

To our knowledge, the Company's principal accountant during 2009 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

[33]

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

index	Certificate of Amendment of Articles of Incorporation of Stock Watch Man, Inc. filed Secretary of State Nevada on September 12, 2001 changing corporate name to Nuclear Solutions, Inc.

*3.2	Articles of Incorporation of Stock Watch Man, Inc.

*3.3	Bylaws of Nuclear Solutions, aka, Stock Watch Man, Inc.

*20.1	Code of Ethical Conduct

21	List of subsidiaries

23	Form S-8 Registration Statement Filed with SEC December 6, 2007

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

31.2	Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.

32.1	Chief Executive Officer-Section 906 Certification pursuant to

32.2	Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act.

[34]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCLEAR SOLUTIONS, INC

Date: April 15, 2010	By:	/s/ John R. Fairweather
John R. Fairweather
Chief Executive Officer (Authorized Signatory)

NUCLEAR SOLUTIONS, INC

Date: April 15, 2010	By:	/s/ Kenneth Faith
Kenneth Faith
Chief Financial Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Fairweather	CEO, Director, President	April 15, 2010
John R. Fairweather	(Principal Executive Officer)

/s/ Kenneth Faith	CFO, Director	April 15, 2010
Kenneth Faith	(Principal Financial Officer)

[35]

Exhibit 21

List of Subsidiaries

Fuel Frontiers, Inc.

Liquidyne Fuels, Inc.

[36]

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

[37]

(5)        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ John Fairweather
John Fairweather
	Chief Executive Officer	Dated: April 15, 2010.

[38]

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

(d) disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

[39]

 (5)      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ Kenneth Faith
Kenneth Faith
	Chief Financial Officer	Dated: April 15, 2010.

[40]

Exhibit 32.1

Chief Executive Officer Certification (Section 906)

CERTIFICATION PURSUANT TO

18U.S.C.,SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Nuclear Solutions, Inc., (the “Company”), herby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.  A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

By:	/s/ John Fairweather
John Fairweather
	Chief Executive Officer	Dated: April 15, 2010.

[41]

Exhibit 32.2

Chief Financial Officer Certification (Section 906)

CERTIFICATION PURSUANT TO

18U.S.C.,SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Nuclear Solutions, Inc., (the “Company”), herby certify that, to the best of my knowledge, the Annual Report on Form 10-K of the Company for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company. A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

By:	/s/ Kenneth Faith
Kenneth Faith
	Chief Financial Officer	Dated: April 15, 2010.

[42]