Form 10-Q
period 2010-03-31
NUCLEAR SOLUTIONS INC
filed 2010-05-24
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number 000-31959

NUCLEAR SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	88-0433815
(State of Incorporation)	(IRS Employer identification No.)

5505 Connecticut Ave NW, Suite 191 Washington, DC	20015
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, (202) 787-1951

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer
[ ], Accelerated filer [ ], Non-accelerated filer [ ], Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2010 we had 97,890,981 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

NUCLEAR SOLUTIONS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2009 and the three months ended March 31, 2010 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-11

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash	$6,896	$1,576
Notes receivable	24,000	24,000
Accrued interest	500	500
Prepaid expenses	1,800	1,800

Total current assets	33,196	27,876

Property and equipment, net of accumulated depreciation of $6,592 and $5,698 as of March 31, 2010 and December 31, 2009, respectively	107,009	107,903

Total assets	$140,205	$135,779

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$5,080,430	$5,103,783
Accrued executive compensation	1,267,321	1,221,071
Notes Payable - related parties	-	15,000
Convertible notes payable	39,000	39,000

Total current liabilities	6,386,751	6,378,854

Common stock subscription liability	90,000	-

Total liabilities	6,476,751	6,378,854

Commitments and contingencies

Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 97,890,981 issued and outstanding, as of March 31, 2010 and December 31, 2009	9,789	9,789
Additional paid-in capital	19,964,510	19,964,510
Accumulated deficit	(26,821,451)	(26,729,793)

Total stockholders' deficit	(6,847,152)	(6,755,494)

Non controlling Interest	510,606	512,419

Total deficit	(6,336,546)	(6,243,075)

Total liabilities and deficiency	$140,205	$135,779

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenue	$-	$-

Executive compensation	59,000	125,313
Consulting	13,000	285,646
Legal and professional fees	7,618	258,251
General and administrative expenses	12,485	192,502
Depreciation and amortization	894	371
Payments received pursuant to collaborative arrangement	-	(125,625)
	92,997	736,458

Loss from operations	(92,997)	(736,458)

Other Income(expenses)
Interest expense	(475)	(2,891)
Change in fair value of derivative liability	-	(3,441)
Loss before provision for income taxes	(93,472)	(742,790)

Provision for income taxes	-	-
Net loss	(93,472)	(742,790)

Net Loss attributable to the noncontrolling interest	1,813	-

Net Loss attributable to Nuclear Solutions, Inc.
	$(91,659)	$(742,790)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	97,693,721	97,490,981

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF DEFICIT
FOR THE PERIOD JANUARY 1, 2010 TO March 31, 2010
(unaudited)

			Additional			Total Deficiency
	Common Stock		Paid - In	Accumulated	Non-Controlling	in Stockholders'
	Shares	Amount ($)	Capital ($)	Deficit ($)	Interest ($)	Equity ($)

Balance January 1, 2010	97,890,981	$9,789	$19,964,510	$(26,729,793)	$512,419	$(6,243,075)

Net loss				$(91,659)	$(1,813)	$(93,472)

Balance March 31, 2010	97,890,981	$9,789	$19,964,510	$(26,821,452)	$510,606	$(6,336,547)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS ,INC
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,659)	$(742,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	894	371
Amortization of debt discount - beneficial conversion feature of convertible note and warrants	-	1,666
Change in fair value of derivative liability	-	3,441
Loss attributed to noncontrolling interest	(1,813)	-
Stock and warrants issued for services	-	-
Amortization of deferred compensation	-	270,046
Changes in operating assets and liabilities:
Prepaid Expenses	-	12,900
Other Assets	-	79,500
Accounts payable and accrued expenses	(23,353)	215,851
Accrued executive compensation	46,250	115,413
Advance payments received	-	(125,625)

Net cash used in operating activities	(69,681)	(169,227)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances payable	-	9,950
Proceeds from common stock subscription	90,000	-
Payments of loans	(15,000)	-

Net cash provided by financing activities	75,000	9,950

Net increase (decrease) in cash	5,319	(159,277)

Cash, beginning of period	1,577	176,279

Cash, end of period	$6,896	$17,002

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUCLEAR SOLUTIONS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010
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

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through March 31, 2010.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on Form 10-K.

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

The unexpended balance of payments received was $0 at December 31, 2009.

Noncontrolling Interest

As a result of adopting ASC 810-10 Consolidations – Variable Interest Entities , we present non-controlling interests as a component of equity.

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

Loss Per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share.  The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At March 31, 2010 and 2009, the Company had 55,000 and 1,019,557 potentially dilutive securities, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred net losses of $91,659 and $742,790 during the three month periods ended March 31, 2010 and 2009, respectively. The Company's current liabilities exceeded its current assets by $6,353,555 as of March 31, 2010. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance to the Company.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $91,659 during the three months ended March 31, 2010 and a working capital deficiency of $6,353,555 and a stockholders' deficiency of $6,336,546 at March 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of March 31, 2010 and December 31, 2009, the Company has issued and outstanding 97,890,981 shares of common stock, respectively.

During the three months ended March 31, 2010, the Company entered into an equity purchase agreement with an investor. The agreement provides for the investor to provide up to $500,000 for the purchase of common stock, at a price per share to be determined. During March the Company received an initial investment of $90,000 pursuant to the agreement. During April, the Company made an initial issuance of 1,230,000 shares of common stock pursuant to the agreement. The final price per share will be determined when the equity purchase is complete.

NOTE 5 – NONCONTROLLING INTEREST

The noncontrolling interest in the financial statements and is summarized as follows at March 31, 2010:

Balance at December 30, 2009	$512,419
Allocated loss	(1,813)

Balance at March 31, 2010	$510,606

NOTE 6 – NOTES RECEIVABLE

During 2009 the Company advanced an aggregate of $24,000 to KFA pursuant to promissory notes bearing interest at 5% and maturing January 22, 2010. The note was not paid at maturity. KFA has indicated that the note will be repaid during May, 2010.

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

Business Overview

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

In 2009, The Board of Directors elected to focus the company exclusively on the production of synthetic fuels through the FFI subsidiary. Prior to that, the company was developing nuclear technologies in the areas of shielded nuclear material detection and nuclear micro-batteries in addition to the production of synthetic fuels. Due to the difficulties encountered in raising capital in a declining economic climate coupled with the limited resources of the company, management made the decision to place all nuclear technology development programs into a dormant state. The company will continue to maintain the intellectual property associated with the shielded nuclear detection technology program and will seek a buyer or a master licensee for the patents. The Company will look to create a partnership to develop a prototype for a nuclear material detection device using its patents. The company is discontinuing all further business development associated with nuclear micro-battery technology and other nuclear legacy technologies. It is the intent of the company to spin off FFI once adequate capital is raised to move projects forward. Management team for FFI has been identified and will consist of Key Members of KFA.

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

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the three months ended March 31, 2009 as compared with revenues from continuing operations of $0 for the three months ended March 31, 2010.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $736,458 for the three months ended March 31, 2009 to $92,997 for the three months ended March 31, 2010. The principal reason for this decrease was due to a cost cutting initiative in the areas of Consulting fees, Legal fees, and General and Administrative expenses.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $736,458 for the three months ended March 31, 2009 to $92,997 for the three months ended March 31, 2010. This decrease was primarily due to a decrease in Consulting fees, Legal fees, and General and Administrative expenses. Depreciation expense increased for the first three months of 2010 versus the first three months of 2009, from $371 for the three months ended March 31, 2009 to $894, for the three months ended March 31, 2010. This increase was due to the acquisition of new assets.

INTEREST EXPENSE: Interest expense decreased from $2,891 for the three months ended March 31, 2009 to $475 for the three months ended March 31, 2010. This decrease is due primarily to the company’s prior repayment of outstanding debt.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses decreased by $180,017 during the three months ended March 31, 2010 to a total amount of $12,485 as compared to $192,502 for the three months ended March 31, 2009. The decrease was due to project development costs associated with Fuel Frontiers, INC.

NET LOSS: The Company incurred a net loss of ($91,659) for the three months ended March 31, 2010, compared with a net loss of ($742,790) for the three months ended March 31, 2009, which reflects a year-to-year decreased in the amount of loss for the period of $651,131. The principal reason for this decrease was due to Consulting fees, Legal fees, and General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2010, we had a working capital deficit of $6,353,555 which compares to a working capital deficit of $6,350,978 as of December 31, 2009. As a result of our operating losses for the three month period ended March 31, 2010, we generated a cash flow deficit of $69,681 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $75,000 on proceeds from a bridge financing transaction.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies

Item 4T.	Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes from risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On March 28, 2010, the board of directors authorized the issuance of 1,230,000 common shares as partial consideration for a bridge financing transaction with G and A Capital Development, LLC.  The shares were issued to G and A for $90,000 consideration.   Pursuant to G and A’s instruction, the shares were issued to the following persons:  David Anselmo 200,000, John Regalbuto 100,000, Dave Mitchell 30,000, John Swartz 200,000, James Scott 400,000 and David Postiglione 300,000.

We believe the  securities  issued  to G and A Capital Development, LLC were  issued in a private  transaction pursuant  to  Section  4(2) of the  Securities  Act of 1933,  as  amended,  (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless  registered for resale with  appropriate  governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.  During the three months ended March 31, 2010, the Company entered into an equity purchase agreement with an investor. The agreement provides for the investor to provide up to $500,000 for the purchase of common stock, at a price per share to be determined. During March the Company received an initial investment of $90,000 pursuant to the agreement. During April, the Company made an initial issuance of 1,230,000 shares of common stock pursuant to the agreement. The final price per share will be determined when the equity purchase is complete.

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

Dated :  May 21, 2010

NUCLEAR SOLUTIONS, INC.

By:	/s/ John Fairweather	By:	/s/ Kenneth Faith
	John Fairweather		Kenneth Faith
	Title: President, CEO		Title: CFO