Form 10-Q
period 2012-06-30
US FUEL CORP
filed 2012-09-17
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number 000-31959

U.S.FUEL CORPORATION
(Name of Small Business Issuer in its Charter)

Nevada	0-31959	88-0433815
State of Incorporation)	Commission File No.	(IRS Employer Identification No.)

277 White Horse Pike, Ste.200, Atco, N.J.	08004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, (856) 753 - 1046

(Registrant’s former name and address)

NUCLEAR SOLUTIONS,INC.

5505 Connecticut Ave., N.W. Ste.191, Washington, D.C.	20015
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court.      Yes  [  ]    No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 13, 2012 we had 264,402,076 shares of common stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

US FUEL CORPORATION AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2011 and the six months ended June 30, 2012 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 14

This interim Report on SEC Form 10-Q for the period ending June 30, 2012 is filed by US Fuel Corporation in order to be in compliance with the terms of the Incubation Services Addendum of the Master Services Agreement executed by the Company with Global Private Funding on August 14, 2012 (the “Global Incubation Agreement”).

Under the provisions of the Global Incubation Agreement, US Fuel is undergoing a full audit of operations and procedures.  This audit revealed that the Company had failed to file financial reports since May 24, 2010, when it filed a Form 10-Q for the period ending March 31, 2010.  As an interim step in providing full disclosure of the Company activities, this Form 10-Q is being filed.  The company will file additional historic financial information, to include Form 10-K Annual Reports for the years ending December 31, 2010 and 2011 prior to December 31, 2012.  The Company will file a timely Form 10-Q for the period ending September 30, 2012 and a timely Form 10-K Annual Report for the year ending December 31, 2012.

ALL FINANCIAL INFORMATION IN THIS REPORT, INCLUDING THE INFORMATION ON THE YEAR ENDING DECEMBER 31, 2011 AND THE INFORMATION FOR THE PERIOD ENDING JUNE 30, 2012  IS UNAUDITED AND HAS NOT BEEN REVIEWED BY AN OUTSIDE CPA.  THE INFORMATION WAS ASSEMBLED BY THE US FUEL CFO, WHO IS A CPA, AND WILL SERVE AS THE BASIS OF THE UPCOMING AUDIT OF CORPORATE FINANCIAL RECORDS.

ALL INFORMATION HEREIN IS SUBJECT TO MODIFICATION BASED UPON THE ONGOING AUDIT.

US FUEL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2012 (unaudited)	December 31, 2011 (unaudited)
ASSETS

Current assets:
Cash	$0	$0
Note Receivable	24,500	24,500

Total current assets	24,500	24,500

Property and equipment, net of accumulated depreciation of $ 14,635 and $ 12,847 as of June 30, 2012 and December 31, 2011, respectively	101,993	103,780

Other assets	1,800	1,800

Total assets	$128,293	$130,080

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$831,365	$477,299
Accrued executive compensation	233,250	137,250
Advance payments received
Preferred Subscribed	245,000	245,000
Total current liabilities	1,309,615	859,549

Derivative liability	39,000	60,444

Total liabilities	1,348,615	919,993

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	6,042,081	6,042,081
Common stock, $0.0001 par value; 800,000,000 shares authorized, 264,402,076 issued and outstanding, as of June 30, 2012 and December 31, 2011, respectively.	9,789	9,789
Additional paid-in capital	19,964,510	19,964,510
Deferred equity based expense
Accumulated deficit	(27,746,103)	(27,315,694)

Deficiency in US Fuel. stockholders' equity	(1,729,723)	(1,299,314)

Noncontrolling Interest	509,401	509,401

Total deficiency in stockholders' equity	(1,220,322)	(789,913)

Total liabilities and deficiency in stockholders' equity	$128,293	$130,080

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

US FUEL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$0	$0	$0	$0

Executive compensation	52,000	78,250	104,000	78,250
Consulting	40,300	89,200	305,600	89,200
Legal and professional fees	70	37,500	70	37,500
General and administrative expenses	9,595	56,130	18,952	78,780
Depreciation and amortization	894	894	1,787	1,787

	102,859	261,974	430,409	285,517

Net Loss from operations	(102,859)	(261,974)	(430,409)	(285,517)

Loss before provision for income taxes	(102,859)	(261,974)	(430,409)	(285,517)

Provision for income taxes	0
	$(102,859)	$(261,974)	$(430,409)	$(285,517)

Add Net Loss attributable to the noncontrolling interest	$0	$0	$0	$0

Net Loss attributable to Nuclear Solutions, Inc.common shareholders	$(102,859)	$(261,974)	$(430,409)	$(285,517)

Basic and diluted loss per share	$(.000389)	$(.002652)	$(.001628)	$(.00289)

Weighted average number of common shares outstanding, basic and diluted	264,402,076	98,794,498	264,402,076	98,794,498

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

US FUEL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2012 TO June 30, 2012
(unaudited)

Common Stock Shares	Amount	Additional Paid - In Capital	Preferred Stock	Accumulated Deficit	Noncontrolling Interest	Total Deficiency in Stockholders' Equity

Balance January 1, 2012	264,402,076	$9,789	$19,964,510	$6,042,081	$(27,315,694)	509,401	$(789,913)

Reclassification of derivative liability upon settlement

Net loss					(430,409)		(430,409)

Balance June 30, 2012	264,402,076	$9,789	$19,964,510	$6,042,081	$(27,746,103)	$509,401	$(1,220,322)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

US FUEL CORPORATION
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Six Months Ended June 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(430,409)		$(285,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,787		1,789
Amortization of debt discount - beneficial conversion feature of convertible note and warrants
Change in fair value of derivative liability		(21,444)
Loss attributable to noncontrolling interest
Stock and warrants issued for services				6,042,081
Amortization of deferred compensation
Changes in operating assets and liabilities:
Prepaid Expenses
Other Assets
Accounts payable and accrued expenses		354,066		(4,510,503)
Accrued executive compensation		96,000		(1,244,821)
Advance payments received

Net cash used in operating activities				3,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities				(3,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
Payment of Loans

Net cash provided by financing activities

Net increase/(decrease) in cash

Cash, beginning of period		0		0

Cash, end of period		$0		$0

Supplemental disclosures:
Cash paid for:
Interest	$		$
Income taxes	$		$

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of convertible note and warrants
Reclassification of derivative liability to equity upon settlement	$		$
Payment of debt and interest with common stock	$		$
Beneficial conversion discount	$		$
Payment of accrued expenses with common stock	$		$

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

US FUEL CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

US Fuel Corporation ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. The initial business strategy was to become an informative, comprehensive and user friendly Internet-based financial site by developing and then marketing a website through internet search engines and links to financial resources.

In 2001, the Company took actions to change the business focus from web services to nuclear waste remediation and entered into an Asset Purchase Agreement to acquire a Patent License Agreement that involved new technologies believed to be potentially effective in the remediation of nuclear waste products.

On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc. (NSOL) to ensure the corporate name properly reflected the new corporate business focus

On September 2, 2005 NSOL formed a wholly owned subsidiary, Fuel Frontiers Inc.(“FFI”), to pursue alternative fuel technology and projects.  In 2009, the Nuclear Solutions Board of Directors elected to focus the company exclusively on the production of synthetic fuels through the FFI subsidiary.

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through June 30, 2012.

In early 2011, the Board of Directors became concerned that John Fairweather did not possess the interest needed to develop the coal-to-diesel projects because during his tenure as President & CEO, there was no progress in the development of the Coal To Liquids facility to be located in Muhlenberg County reported to the Board of Directors. Additionally, the Board became concerned that his actions were not in the best interests of the Company and its shareholders.

The concern about Mr. Fairweather’s actions arose when the Board learned that, after a confidential Board discussion of strategy involving the litigation in the Commonwealth of Kentucky, Franklin Circuit Court, Case No 10-CI-01548 filed by Scott Shrader against Nuclear Solutions, Fuel Frontiers and other individuals, Mr. Fairweather revealed that confidential legal strategy to Mr. Shrader. The Board believed that this breach of confidentiality may have been the basis for the decision by Mr. Shrader to file an amended complaint in December 2010. While this was a significant cause for concern, it was not the reason for Mr. Fairweather’s ultimate termination.

After the amended complaint was filed, the Company retained counsel in Kentucky to defend against claims which, in the opinion of the Board were without merit. Without authorization, Mr. Fairweather attempted to terminate the Company’s Kentucky counsel, an action that would have caused the Company to be in a position whereby it could not properly respond to the Amended Shrader Complaint and could have resulted in a default judgment being entered against the Company.

After learning of Mr. Fairweather’s actions in attempting to inappropriately terminate local counsel and further consideration of the overall state of corporate governance, as reflected in various Company Board minutes, on March 10, 2011, the Board of Directors suspended John Fairweather, for cause, from all duties and powers commensurate with the office of President and CEO, including the power to bind and represent the Company in any capacity, access to corporate bank accounts and records, and transfer or transmission of any and all corporate documents and material, except as explicitly authorized in writing by the Board of Directors. All duties and powers of President and CEO were assumed by the Board of Directors only to be delegated by the Board in writing.  The suspension was for a period of 10-business days, to allow the Board time to determine the appropriate course of action.

On March 23, 2011, the last day of the suspension and after further consideration and deliberations on the matter, the Board of Directors of Nuclear Solutions, Inc., now US Fuel Corporation Inc., terminated John Fairweather for cause from all positions of responsibility including, President and Chief Executive Officer for Nuclear Solutions, Inc. and it's subsidiary Fuel Frontiers, Inc.

When Mr. Fairweather left the Company offices, he took with him a number of company files, records and computers, making it difficult to accurately determine the state of the Company. Mr. Fairweather refused to return the corporate materials and his actions are currently the subject of a case entitled The State of New Jersey v. John Fairweather, a criminal action pending in the Municipal Court of Waterford Township, Complaint number S 2012 00165, in which Mr. Fairweather is charged with theft of company property. At the first hearing of this matter on September 13, 2012, Mr. Fairweather failed to appear.

On March 26, 2011, the Board of Directors of Nuclear Solutions, Inc. appointed Harry Bagot as a Director and as the new President and Chief Executive Officer of Nuclear Solutions, Inc. and Fuel Frontiers, Inc.

On April 3, 2011, NSOL formed an Executive Committee consisting of Stanley Drinkwater, Harry Bagot, William Chady and Kenneth Faith.  The Executive Committee was formed to ensure that the Board of Directors could operate without interference from John Fairweather and to refocus the corporate purpose on the building of coal-to-diesel facilities.

Mr. Faith resigned as Chief Financial Officer and left the Executive Committee on May 10, 2011; this action was required by a third party in order for Mr. Faith to participate in another business opportunity; his relationship with US Fuel was excellent.

On May 13, 2011, the Board of Directors of Nuclear Solutions, Inc. hired William Chady, C.P.A. as the chief Financial Officer of the Corporation. Mr. Chady is also a member of the Board of Directors of the corporation.

On June 10, 2011, the US Fuel Board of Directors passed a series of resolutions, including

1.	Amending the US Fuel Articles of Incorporation

2.	Amending the US Fuel Bylaws

3.	Changing the company name from Nuclear Solutions, Inc. to US Fuel Corporation

4.	Authorizing the change of the corporate trading symbol

5.	Increasing the amount of stock authorized to be issued; and

6.	Ratifying a stock purchase agreement with G & A CAPITAL DEVELOPMENT, LLC..

One of the provisions of the G & A Capital agreement was:

2.1 (g) Appointment of Independent Executive Committee Member: As soon as practical, but no later than 30 days after the date of this agreement, the COMPANY will nominate an independent member to the Executive Committee, as established by the Board of Directors. Nominee shall only be seated to the Executive Committee with the prior written consent of the PURCHASER.

On June 24, 2011, Robert Schwartz was appointed to the Executive Committee as the independent member required under the G & A Capital stock purchase agreement.

In late May 2011, Mr. Bagot began discussion with Paul Adams and Steve Luck regarding development of a project plan and securing financing.  As background, Mr. Adams and Mr. Luck had worked with NSOL in 2008 on project planning and financing and again during the summer of 2010 with Mr. Fairweather.  In the summer of 2010, Mr. Adams developed an advanced draft of a project plan and Mr. Luck had identified a potential funding source for the project described in that plan, but Mr. Fairweather broke contact with Mr. Adams and Mr. Luck in September 2010.

Starting in June 2011, Mr. Bagot, Mr. Adams and Mr. Luck picked up from the earlier efforts and began working together to develop and refine a project plan that could be financed.  Those discussions resulted in a formal consulting contract, executed on December 1, 2011.  The key to the new plan being developed was to focus on a smaller, scalable facility, as financing was problematic for the typical large-scale plants previously considered by the Company.

A formal technology survey commenced in January 2012, leading to technology selections in June 2012.

On May 22, 2012, US Fuel executed a consulting contract with Brian Wishneff & Associates, LLC to manage the process associated with certain tax credit programs that might be applicable to the Muhlenberg County project, with a special focus on the New Market Tax Credit program.

On June 29, 2012, US Fuel executed a non-binding project financing term sheet with Berkeley House Investments (BHI) in a total amount of $76,817,138.  Berkeley House International Ltd is a specialist project financier with offices in Australia and the United Kingdom offering lending solutions to project owners worldwide.  To take advantage of the financing offered in the term sheet, the Company needed to arrange bridge financing of approximately $4,500,000 and arrange a credit enhancement deposit of approximately $12,000,000.  The Credit Enhancement Deposit will be utilized by BHI to commence the aggregation of the loan facility via its credit enhancement programs used to facilitate financing.

On July 19, 2012, the Company executed a Strategic Alliance with its project technology partners, Pyrolyzer, Inc. and Preon Power, “to collaborate in the development of renewable energy projects, with a special focus on Coal to Diesel projects.  The Parties seek to exploit each other’s expertise, relationships and sales channels to the mutual benefit of all Parties.”

On July 27, 2012, Shaw Environmental & Infrastructure, Inc. delivered to US Fuel the report on Shaw’s Phase I Environmental Site Assessment of the site in Central City, Kentucky, selected by US Fuel for the first US Fuel coal to diesel project.  This report, prepared in conformance with the scope and limitations of ASTM Practice E1527, was requested as part of US Fuel’s pre-acquisition due diligence and revealed no evidence of recognized environmental conditions in connection with the Property.  It did note that the property included areas formerly designated as wetlands and advised to ensure all applicable wetlands related requirements are followed, should facility construction activities impact those wetlands.

On August 6, 2012, 2,000 pounds of coal was shipped from Muhlenberg County, Kentucky to the pilot plant in Germany for testing in order to begin facility engineering.  The coal is expected to arrive in Germany in mid-October.

On August 14, 2012, US Fuel entered into a Master Services Agreement with Global Private Funding, Inc., which included the following:

Business Incubation Services.

Under the provisions of the US Fuel - Global Business Incubation Addendum to the Master Services Agreement, Global will assist US Fuel

•  To establish or enhance business relationships and increase revenue, licensing, channel partnerships, or distribution opportunities for US Fuel products, services and intellectual properties, including all future derivations of the same; and

•  To promote US Fuels’ business enterprise including strategic planning, required management restructuring, contingency planning and implementation oversight and financial oversight.

In addition, Global will

•  Provide oversight to US Fuel relating to services such as accounting, payroll, materials management, sourcing, marketing, public relations, event planning and facilities management and

•  Take steps to ensure and preserve the integrity of US Fuel’s business enterprise, by conducting, in its sole discretion, background checks, qualification reviews, interviews and performance reviews of Client's employees, suppliers, vendors and others who receive payment from US Fuel business or may have impact on the brand, operation or finances of US Fuel.

Legal & Compliance Services

Under the provisions of the Legal & Compliance Addendum to the Master Services Agreement, Global will assist US Fuel in the management of Client's legal and compliance matters to reduce the potential that Client's legal matters will interfere with business operations and development.  As part of this agreement, US Fuel shall not enter into any contract without Global's review and written approval.

Underwriting Services

Under the provisions of the Borrowers Addendum to the Master Services Agreement, for the purposes of supporting US Fuel’s working capital, and at Global's sole discretion, Global may elect in writing to underwrite or finance certain costs and expenses incurred by Global on Client's behalf that would otherwise be immediately reimbursable to Global.  US Fuel will have the obligation to reimburse Global for any such underwriting.

On September 10, 2012, the Board of Directors took the following actions

1.
Voted unanimously to hire Paul Adams as Chief Operating Officer of US Fuel Corporation along with all of the obligations and benefits associated with the position.  Mr. Bagot as CEO was given full authority to execute an employment contract with Mr. Adams.

2.	Voted unanimously to nominate Mr. Stephen Luck to the Board of Directors along with all of the obligations and benefits associated with the position.

3.	Unanimously approved the decision by Mr. Bagot as CEO to execute a quit claim deed to resolve the quiet title action pending between the Company and Scott Schrader.

4.
The board was informed by G & A Capital that, because of its confidence in the new US Fuel management team and Board of Directors, it no longer needed an independent member on a US Fuel Executive Committee.  Accordingly, the Board unanimously and reluctantly accepted the resignation of Mr. Robert Schwartz from the Executive Committee.  The Board’s reluctance in accepting Mr. Schwartz’ resignation was because he had been instrumental in the successful effort to reposition the company and recover from the problems discovered in early 2011 regarding corporate governance.

5.	The Board having concluded that the Executive Committee had accomplished its purpose and was no longer needed, voted unanimously to dissolve that committee.

6.
Unanimously approves the dissolution of FFI. The nature of the dissolution is such, that the technology embedded in FFI has been deemed unfeasible and completely un-financeable at this time.  Management, under Mr. Harry Bagot's direction, has adopted a more modular and easily expandable approach.

7.	Unanimously approved a salary for Mr. William Chady of $110,000 per year.

8.
Unanimously agreed that, in the event of a dead lock vote of  the Board of Directors, Mr. Stanley Drinkwater will cast the tie breaking vote.  G&A Capital also has agreed to this provision as majority shareholder and has also agreed to proxy their votes to Mr. Stanley Drinkwater if required.

On September 10, 2012, the Company launched a new and updated website and retained the services of a webmaster.

Fuel Frontiers, Inc. was dissolved effective September 12, 2012.

The current Company management team consists of

Harry Bagot, President & CEO
Paul F. Adams, COO
William E. Chady, CFO
Gary Sparks, Lead Project Manager

Board of Directors

Stanley Drinkwater II, Esq., Chairman of the Board
Harry Bagot
William E. Chady
Stephen Luck

Two board members will be nominated by Global in the next 30 days.

The consolidated financial statements include the accounts of the Company and its subsidiaries; although Fuel Frontiers, Inc. was dissolved effective September 12, 2012, financial information regarding Fuel Frontiers is included in these consolidated financial statements. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Business

The business of US Fuel Corporation is to acquire and develop the intellectual property necessary to support the construction of multiple, scalable facilities capable of producing alternative fuels, with a primary feedstock of coal.  The current project plan involves engineering a unique combination of technologies as the core of a scalable process to support multiple production facilities.

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

The Company has failed to file timely financial reports, with its last Quarterly Report being filed on Form 10-Q on May 24, 2010 for the period ending March 31, 2010.  The Company intends to file an Interim Annual Report for the year ended December 31, 2011; because corporate records are being reconstructed, this will not be an audited Annual Report and it will be amended when corporate audits are completed.  The Company will also file a fully audited Annual Report for 2010, as quickly as possible after reconstructing records sufficiently to ensure that accurate historical information is provided for that period.  All interim reports are being filed in order for the Company to be in compliance with its obligations under it Incubation Services Agreement with Global Private Funding, executed on August 14, 2012.  Information is subject to change as the audit progresses.

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

Licensing fee income generally is being recognized ratably over the term of the license. The Company's management has determined that the collectibility and length of time to collect the remaining contracted price due from its licensee cannot be reasonably assured. Accordingly, revenues will be recognized as collected.

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

Loss Per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share.  The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At June 30, 2012, and 2011, the Company had no potentially dilutive securities, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred net losses of $102,859 and $261,974 during the three month periods ended June 30, 2012 and 2011, respectively. The Company's current liabilities exceeded its current assets by $1,285,115 as of June 30, 2012. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of June 30, 2012 and December 31, 2010, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$0	$-	$0	$-

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the six months ended June 30, 2012.

Balance at beginning of period	$0
Change in fair value of conversion option
Reclassification to equity upon repayment of debt

Balance at end of period	$0

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2011.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133,  “Accounting for Derivative Instruments and Hedging Activities” , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial position and results of operations.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “ Amendments to the Impairment Guidance of EITF Issue No. 99-20 ” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “ Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets ” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “ Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities .”  The FSP required that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the unaudited condensed consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “ Fair Value Measurements .” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments ” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “ Interim Financial Reporting ,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140 ” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162 ” (“SFAS No. 168”). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $430,409 during the six months ended June 30, 2012 and a working capital deficiency of $895,377 and a stockholders' deficiency of $887,311 at June 30, 2012.. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)	(unaudited)
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	13,444
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	8,000
Total notes payable	39,000	60,444
Less: current portion	39,000	(60,444)
Balance notes payable (long term portion)	$—	$—

During the three months ended June 30, 2009, we repaid two convertible notes aggregating $21,444. As a result, the fair value of the derivative liability associated with the conversion feature of these notes on the date of repayment, aggregating $12,607, was reclassified to additional paid-in capital.

NOTE 5 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 800,000,000 shares of common stock with $0.0001 par value per share.  As of June 30, 2012 and December 31, 2011, the Company has issued and outstanding 264,402,076 shares of common stock, respectively.

NOTE 6 - Deficiency in stockholders' equity

Under the provisions of the G&A Capital Stock Purchase Agreement approved on June 10, 2011, G&A Capital assumed responsibility for certain Company obligations.  As the corporate audit progresses, the details of the account settlements will be verified and this financial component will be updated.

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

The Company history is shown in Note 1 to the Financial Statements, above.

Plan for the next 12 months

The Company intends to fully engineer the integration of the coal to gas and gas to liquid technologies in order to develop a permitting package that can be used as the basis of a permitting application and as a template for additional sites.  The estimated time for engineering is 2 months; the engineering is expected to be complete late in 2012 or early 2013.

The permitting process will take approximately 5 months.

The Company intends to close on the property identified for the first project in Muhlenberg County, Kentucky in the last quarter of 2012.

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

Progress

Progress in the development of our technologies have been slower than expected due to the lack of personnel and lack of working capital. We anticipate increasing staffing levels over the next 12 months. We estimate a working capital requirement of at least $500,000 over the next 12 months to maintain operations at a minimum level.

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

Results of Operations

REVENUES: The Company reported revenues of $0, for the six months ended June 30, 2012 as compared with revenues from continuing operations of $0 for the six months ended June 30, 2012.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $285,518 for the six months ended June 30, 2011 to $430,409 for the six months ended June 30, 2012. The principal reason for this increase was due to increased Consulting Fees and Deferred Compensation Expenses.

OPERATING EXPENSES: Operating expenses from continuing operations increased from 285,517 for the six months ended June 30, 2011 to $430,409 for the six months ended June 30, 2012. This increase was primarily due to a increase in Consulting fees, Legal fees, and General and Administrative expenses. Depreciation expense remained the same for the first six months of 2012 and 2011.

INTEREST EXPENSE: Interest expense remained unchanged from $0 for the six months ended June 30, 2011 to $0 for the six months ended June 30, 2012. This decrease is due primarily to the company’s prior repayment of outstanding debt.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses decreased by $59,828 during the six months ended June 30, 2012 to a total amount of $18,952 as compared to $78,780 for the six months ended June 30, 2011. The decrease was due primarily to legal and consultant fees.

NET LOSS: The Company incurred a net loss of ($430,409) for the six months ended June 30, 2012, compared with a net loss of ($285,518) for the six months ended June 30, 2011, which reflects a year-to-year increased in the amount of loss for the period of $144,891. The principal reason for this decrease was due to Consulting fees, Legal fees, and General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2012, we had a working capital deficit of $1,285,115 which compares to a working capital deficit of $835,049 as of December 31, 2011. As a result of our operating losses for the six month period ended June 30, 2012, we generated a cash flow deficit of $0 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $0.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies

Item 4.	Controls and Procedures.

The Company has failed to timely file SEC reports; the last Form 10-Q filing was May 24, 2010, covering the period ending March 31, 2010; the last Form 10-K was filed on April 15, 2010, for the period ending December 31, 2009.  This lapse of proper filing demonstrates that Disclosure Controls and Procedures have been inadequate.

Evaluation of Disclosure Controls and Procedures

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result of executing the Incubation Services Agreement with Global Private Funding on August 14, 2012, the Company is implementing new internal controls to ensure that reports are filed in a timely manner.  The first report under these new procedures is this Form 10-Q for the period ending June 30, 2012.

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

The Company is a party to two pending material legal proceedings.

Litigation One:

Background to the Litigation:

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

The Litigation Overview

On 30 September 2010, plaintiff Scott Schrader initiated litigation in the Commonwealth of Kentucky, Franklin Circuit Court, Case No 10-CI-01548 against Nuclear Solutions, Fuel Frontiers and other individuals.  In the lawsuit, plaintiff alleges a dispute over an investment in Nuclear Solutions and presents claims for

1.	Breach of Contract
2.	Negligent/Intentional Misrepresentations
3.	Fraud and Fraudulent Inducement
4.	Unjust Enrichment
5.	Breach of Constructive or Resulting Trust

Plaintiff is seeking actual and punitive damages.

There have been multiple Court appearances and both sides have filed Motions to Dismiss.  The parties participated in a mediation session with a former Court of Appeals of Judge presiding as Mediator.  During that mediation session, plaintiffs were invited make a record in support of their allegations, but failed to do so.  The last time any motions were addressed to the Court was 26 July 2011; as of 15 August 2012, the Judge has not issued a ruling on any motions and plaintiff has taken no steps to move the case forward.

Litigation Two:  On 30 July 2012, Schrader & Associates, LLC filed a complaint against Fuel Frontiers, Inc. in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No. 12-CI-352 to Quiet Title on property acquired by Fuel Frontiers, Inc.  The property that is the subject of this litigation is not the site selected for the US Fuel Muhlenberg County coal to diesel facility.

The Company has executed a quitclaim deed relative to the subject property for delivery to plaintiff and expects that action to resolve this litigation

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

Risk Factors:

INTELLECTUAL PROPERTY RIGHTS

The company regards its engineered processes, patents, trademarks, trade secrets, and other intellectual property (collectively, the "Intellectual Property Assets") as critical to its success. The company relies on a combination of engineered processes, patents, trademarks, and trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect its Intellectual Property Assets.

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

We expect that we will continue to generate losses until at least such time as we can commercialize our technologies. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. We are subject to all risks inherent in the establishment of a developing or new business. Certain alternative fuel producing or energy generating technologies we are developing may be regulated now or in the future by the United States Government and may subject to regulatory requirements or export restrictions.

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

Dated:	September 17, 2012

US FUEL CORPORATION

By:	/s/ Harry Bagot	By:	/s/ William E. Chady
	Harry Bagot		William E. Chady
	Title: President, CEO		Title: CFO