Form 10-Q
period 2012-09-30
US FUEL CORP
filed 2012-11-09
CIK 1116112

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
US FUEL CORPORATION AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2011 and the nine months ended September 30, 2012 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 14

This interim Report on SEC Form 10-Q for the period ending September 30, 2012 is filed by US Fuel Corporation in order to be in compliance with the terms of the Incubation Services Addendum of the Master Services Agreement executed by the Company with Global Private Funding on August 14, 2012 (the “Global Incubation Agreement”).

Under the provisions of the Global Incubation Agreement, US Fuel is undergoing a full audit of operations and procedures.  This audit revealed that the Company had failed to file financial reports since May 24, 2010, when it filed a Form 10-Q for the period ending March 31, 2010.  As an interim step in providing full disclosure of the Company activities, this Form 10-Q is being filed.  The company will file additional historic financial information, to include Form 10-K Annual Reports for the years ending December 31, 2010 and 2011 prior to December 31, 2012.  The Company will file a timely Form 10-K Annual Report for the year ending December 31, 2012.

ALL FINANCIAL INFORMATION IN THIS REPORT, INCLUDING THE INFORMATION ON THE YEAR ENDING DECEMBER 31, 2011 AND THE INFORMATION FOR THE PERIOD ENDING SEPTEMBER 30, 2012  IS UNAUDITED AND HAS NOT BEEN REVIEWED BY AN OUTSIDE CPA.  THE INFORMATION WAS ASSEMBLED BY THE US FUEL CFO, WHO IS A CPA, AND WILL SERVE AS THE BASIS OF THE UPCOMING AUDIT OF CORPORATE FINANCIAL RECORDS.

ALL INFORMATION HEREIN IS SUBJECT TO MODIFICATION BASED UPON THE ONGOING AUDIT.

US FUEL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2012 (unaudited)	December 31, 2011 (unaudited)
ASSETS

Current assets:
Cash	$0	$0
Note Receivable	24,500	24,500

Total current assets	24,500	24,500

Property and equipment, net of accumulated depreciation of $ 15,529 and $12,847 as of September 30, 2012 and December 31, 2011, respectively	101,099	103,780

Other assets	1,800	1,800

Total assets	$127,399	$130,080

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$950,668	$477,299
Accrued executive compensation	401,417	137,250
Advance payments received
Preferred Subscribed	245,000	245,000
Total current liabilities	1,597,085	859,549

Derivative liability	39,000	60,444

Total liabilities	1,636,085	919,993

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,no shares issued and outstanding	6,042,081	6,042,081
Common stock, $0.0001 par value; 800,000,000 shares authorized, 264,402,076 issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively.	9,789	9,789
Additional paid-in capital	19,964,510	19,964,510
Deferred equity based expense
Accumulated deficit	(28,034,467)	(27,315,694)

Deficiency in US Fuel. stockholders' equity	(2,018,087)	(1,299,314)

Noncontrolling Interest	509,401	509,401

Total deficiency in stockholders' equity	(1,508,686)	(789,913)

Total liabilities and deficiency in stockholders' equity	$127,399	$130,080

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

US FUEL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$0	$0	$0	$0

Executive compensation	114,083	43,750	320,167	87,500
Consulting	41,300	52,500	346,900	142,420
Legal and professional fees	30	47,999	100	85,499
General and administrative expenses	29,974	41,653	48,925	78,780
Depreciation and amortization	894	894	2,681	2,681

	186,281	186,796	718,773	472,313

Net Loss from operations	(186,281)	(186,796)	(718,773)	(472,313)

Loss before provision for income taxes	(186,281)	(186,796)	(718,773)	(472,313)

Provision for income taxes	0
	$(186,281)	$(186,796)	$(718,773)	$(472,313)

Add Net Loss attributable to the noncontrolling interest	$0	$0	$0	$0

Net Loss attributable to Nuclear Solutions, Inc.common shareholders	$(186,281)	$(186,796)	$(718,773)	$(472,313)

Basic and diluted loss per share	$(.000705)	$(.001891)	$(.002718)	$(.004781)

Weighted average number of common shares outstanding, basic and diluted	264,402,076	98,794,498	264,402,076	98,794,498

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

US FUEL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2012 TO September 30, 2012
(unaudited)

	Common Stock Shares	Amount	Additional Paid - In Capital	Preferred Stock	Accumulated Deficit	Noncontrolling Interest	Total Deficiency in Stockholders' Equity

Balance January 1, 2012	264,402,076	$9,789	$19,964,510	$6,042,081	$(27,315,694)	$509,401	$(789,913)

Reclassification of derivative liability upon settlement

Net loss					(718,773)		(718,773)

Balance September 30, 2012	264,402,076	$9,789	$19,964,510	$6,042,081	$(28,034,467)	$509,401	$(1508,686)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

US FUEL CORPORATION
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For The Nine Months Ended September 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(718,773)		$(472,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		2,681		2,681
Amortization of debt discount - beneficial conversion feature of convertible note and warrants
Change in fair value of derivative liability
Loss attributable to noncontrolling interest
Stock and warrants issued for services				6,042,081
Amortization of deferred compensation
Changes in operating assets and liabilities:
Prepaid Expenses
Other Assets
Accounts payable and accrued expenses		451,925		(4,368,350)
Accrued executive compensation		264,167		(1,201,071)
Advance payments received

Net cash used in operating activities				3,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities				(3,028)

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

SEPTEMBER 30, 2012
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

On July 31, 2006 the company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity through September 30, 2012.

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

Fuel Frontiers, Inc. was dissolved effective September 12, 2012.

On September 17, 2012, the Company filed an unaudited SEC Form 10Q for the period ending June 30, 2012.

On September 20, 2012, OTC Markets removed the label of “Caveat Emptor”, also known as the “Skull and Crossbones” from the US Fuel Corporation stock.

The current Company management team consists of

Harry Bagot, President & CEO
Paul F. Adams, COO
William E. Chady, CFO
Gary Sparks, Lead Project Manager

Board of Directors

Stanley Drinkwater II, Esq., Chairman of the Board
Harry Bagot
William E. Chady
Stephen Luck

Two board members will be nominated by Global by December 31, 2012.

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

Loss Per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share.  The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At September  30, 2012, and 2011, the Company had no potentially dilutive securities, respectively.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred net losses of $186,281 and $186,796  during the three month periods ended September  30, 2012 and 2011, respectively. The Company's current liabilities exceeded its current assets by $1,508,686 as of  September 30, 2012. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of September 30, 2012 and December 31, 2010, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at September 30, 2012
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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the six months ended September 30, 2012.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $718,773 during the nine months ended September 30, 2012 and a working capital deficiency of $1,572,585 and a stockholders' deficiency of $1,508,686 at September 30, 2012.. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBT

Notes payable at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)	(unaudited)
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	13,444
John Powers note payable to related party, convertible into common stock At a 50% discount to market; interest rate 14%; maturity June 4, 2009	—	8,000
Total notes payable	39,000	60,444
Less: current portion	39,000	(60,444)
Balance notes payable (long term portion)	$—	$—

During the three months ended June 30, 2009, we repaid two convertible notes aggregating $21,444. As a result, the fair value of the derivative liability associated with the conversion feature of these notes on the date of repayment, aggregating $12,607, was reclassified to additional paid-in capital.

NOTE 5 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 800,000,000 shares of common stock with $0.0001 par value per share.  As of September 30, 2012 and December 31, 2011, the Company has issued and outstanding 264,402,076 shares of common stock, respectively.

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

Results of Operations

REVENUES: The Company reported revenues of $0, for the nine months ended September 30, 2012 as compared with revenues from continuing operations of $0 for the nine months ended September 30, 2012.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations increased from $472,313 for the nine months ended September 30, 2011 to $718,773 for the nine months ended September 30, 2012. The principal reason for this increase was due to increased Consulting Fees and Deferred Compensation Expenses.

OPERATING EXPENSES: Operating expenses from continuing operations increased from $472,313 for the nine months ended September 30, 2011 to $718,773 for the nine months ended Seoptember 30, 2012. This increase was primarily due to a increase in Consulting fees, Legal fees, and General and Administrative expenses. Depreciation expense remained the same for the first nine months of 2012 and 2011.

INTEREST EXPENSE: Interest expense remained unchanged from $0 for the nine months ended September 30, 2011 to $0 for the nine months ended September 30, 2012. This decrease is due primarily to the company’s prior repayment of outstanding debt.

GENERAL AND ADMINISTRATIVE: General & Administrative expenses decreased by $29,985 during the nine months ended September 30, 2012 to a total amount of $48,925 as compared to $78,780 for the nine months ended June 30, 2011. The decrease was due primarily to legal and consultant fees.

NET LOSS: The Company incurred a net loss of ($718,773) for the nine months ended September 30, 2012, compared with a net loss of ($472,313) for the nine months ended September 30, 2011, which reflects a year-to-year increased in the amount of loss for the period of $246,460. The principal reason for this decrease was due to Consulting fees, Legal fees, and General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2012, we had a working capital deficit of $1,572,585 which compares to a working capital deficit of $835,049 as of December 31, 2011. As a result of our operating losses for the nine month period ended September 30, 2012, we generated a cash flow deficit of $0 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $0.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result of executing the Incubation Services Agreement with Global Private Funding on August 14, 2012, the Company is implementing new internal controls to ensure that reports are filed in a timely manner.  The first report under these new procedures is this Form 10-Q for the period ending September 30, 2012.

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

Item 5.	Other Information. None..
Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
31.2	Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.
32.2	Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated :  September 17, 2012

US FUEL CORPORATION

By:	/s/ Harry Bagot	By:	/s/ William E. Chady
	Harry Bagot		William E. Chady
	Title: President, CEO		Title: CFO