Form 10-K
period 2010-12-31
US FUEL CORP
filed 2013-08-02
CIK 1116112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 000-31959

U.S. Fuel Corporation

(Name of registrant as specified in its charter)

NEVADA	88-0433815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 White Horse Pike, Ste.200, Atco, N.J., 08004

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (856) 753 — 1046

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of the issuer's voting stock held by non-affiliates as of June 30, 2010, was $5,947,258.83 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on such date. As of July 31, 2013, there were 564,374,057 shares of the issuer's common stock outstanding.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2010

U.S. Fuel Corporation

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” “plans,” or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Item 1. Description of Business

This Form 10-K for the period ended December 31, 2010 is being filed in August 2013, due to the Company’s failure to timely file audited financial information for the fiscal years of 2010, 2011 and 2012.

In addition to filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Company shall soon be filing a Form 10-K for the year ended December 31, 2011, a Form 10-K for the year ended December 31, 2012 and a Form 10-Q for the quarter ended March 31, 2013. This Report is historically accurate for the period of this filing and although we include some current information, we strongly recommend reading this Report in conjunction with the Form 10-K for 2011 and 2012, as well as the Company's other to be filed and filed quarterly reports and current reports, to fully understand the Company’s current business and financial situation.

Our Corporate History and Business.

In light of the timing of this filing, in addition to providing a brief summary of our history, we are also providing a summary of the key events that have occurred since the year ending December 31, 2010, which is the last annual report we filed, through the date of this Report. Please note that we have previously disclosed information about some of the corporate actions and transactions in further detail and this section shall serve only as a summary of such events, you are therefore encouraged to review our prior filings.

Corporate History

US Fuel Corporation (the "Company") was organized on February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. The initial business strategy was to become an informative, comprehensive and user friendly Internet-based financial site by developing and then marketing a website through internet search engines and links to financial resources.

In 2001, the Company took actions to change the business focus from web services to nuclear waste remediation and entered into an Asset Purchase Agreement to acquire a Patent License Agreement that involved new technologies believed to be potentially effective in the remediation of nuclear waste products.

On September 12, 2001, the Company amended its articles of incorporation to change its name from Stock Watch Man, Inc. to Nuclear Solutions, Inc. (“NSOL”) to ensure the corporate name properly reflected the new corporate business focus.

On September 2, 2005, NSOL formed a wholly owned subsidiary, Fuel Frontiers Inc. (“FFI”), to pursue alternative fuel technology and projects. However, in 2008, we elected to focus the company exclusively on the production of synthetic fuels and activities related to nuclear waste remediation were suspended. When we later re-focused our operations, we no longer needed the subsidiary and dissolved FFI on September 12, 2012.

On July 31, 2006, the Company formed another wholly owned subsidiary, Liquidyne Fuels, which has had no activity through June 2013.

On June 10, 2011, the Company's name was changed from Nuclear Solutions, Inc. to US Fuel Corporation, with a singular focus to design, build, own and operate coal-to-liquid (“CTL”) facilities.

As further described below, on June 14, 2011, the Company's Articles of Incorporation were amended to, among other things, increase the authorized common stock capital from 100,000,000 shares of common stock, par value $0.0001 to 800,000,000 shares of common stock (the Company also has 10,000,000 shares of preferred stock, par value $0.001).

On October 7, 2011, FINRA approved the name change to US Fuel Corporation and the symbol change from NSOL to USFF.

On September 10, 2012, pursuant to the Board's unanimous consent to same, the following events took place:

1.	Paul Adams was appointed as the Company's Chief Operating Officer;

2.	Stephen Luck was appointed as a member of the Board of Directors;

3.	Mr. Schwartz resigned from the Executive Committee;

4.	The Executive Committee was dissolved because it accomplished its purpose and was no longer needed;

5.	FFI shall be dissolved. The technology embedded in FFI was deemed unfeasible and could not be financed;

6.	It was decided that Mr. Stanley Drinkwater will cast the tie breaking vote in the case of a dead lock. G & A Capital, Development LLC also agreed to this provision and to proxy their votes to Mr. Stanley Drinkwater if required (See "G & A Capital Agreement" below).

On September 20, 2012, OTC Markets removed the label of “Caveat Emptor”, also known as the “Skull and Crossbones” from the Company's ticker symbol.

History & Progress of Business Plans/Operations

Since 2008, the business of the Company has been to design, build, own and operate facilities to gasify coal and convert that coal-derived gas into liquid fuel. The Company’s initial plans involved developing a large scale coal-to-liquid (“CTL”) facility that combined a plasma gasification process with a Fischer-Tropsch process to convert coal to liquid fuel.

In 2008, to supplement internal planning activities, the Company retained Mr. Paul Adams and Mr. Steven Luck as consultants to develop a facility business plan and economic model to be used to obtain project financing. The initial focus was on building a large scale plasma gasification based CTL facility. A technically feasible plan was developed, but financing for such a large scale project in the economic environment of 2008 and 2009 was problematic. Accordingly, in 2008, the then Board of Directors elected to focus the Company exclusively on the production of synthetic fuels through the FFI subsidiary. Activities related to nuclear waste remediation were suspended and have not been in active development; historical data regarding those efforts is included in the Form 10-K for the year ended December 31, 2009.

During the summer of 2010, Mr. Adams and Mr. Luck worked with then President and CEO of the Company, John Fairweather to modify the plans developed in 2008. Mr. Adams developed an advanced draft of a modified project plan and Mr. Luck identified a potential funding source for the project described in that plan. However, for reasons unknown, Mr. Fairweather broke contact with Mr. Adams and Mr. Luck in September 2010.

In 2011, with new leadership in place, the Board of Directors evaluated the Company’s position. Given the tough economy and other issues facing the Company, i.e. not being current with its SEC filings, the skull and cross bones “Caveat Emptor” or “Buyer Beware” on the Company's ticker symbol, the pending lawsuits and the large debt on the Company's books, the Board knew that it would be difficult to raise and receive the capital it needed to maintain operations. Finally, in May 2011, the Company entered into financing negotiations with G & A Capital, Development LLC, a New Jersey limited liability company ("G & A Capital"), which led to the execution of a Stock Purchase Agreement on May 12, 2011.

G & A Capital Agreement

The G & A Capital Stock Purchase Agreement, as amended on May 13, 2011, provided, in pertinent part, as follows:

1.          G & A Capital would purchase 5,000,000 shares of the Company's preferred stock for an aggregate purchase price of $662,540.37;

2.          The Company agreed to amend its Articles of Incorporation to, among other things, increase the authorized common stock capital from 100,000,000 shares of common stock, par value $0.0001 to 800,000,000 shares of common stock (the Company also has 10,000,000 shares of preferred stock, par value $0.001. At the time of the agreement, the Company had 97,980,981 shares of common stock and 0 shares of preferred stock issued and outstanding.

3.          Upon amendment of the Articles of Incorporation, G & A Capital would exchange the 5,000,000 shares of preferred stock for 164,402,076 shares of common shares, with the preferred shares being cancelled and returned to the treasury.

4.          Upon the exchange of the preferred stock for the common stock, the Company would issue G & A a warrant to purchase up to 496,277,915 shares of common stock common shares for an aggregate price of $2,000,000.

5.          G & A Capital agreed to distribute the shares of Company common stock that it owned to members of the Company's management and key individuals at their discretion.

6.          G & A Capital agreed to relieve, discharge, assume and/or pay ALL of the outstanding debt, financial obligations and all other liabilities incurred by the Company (including, among other things, accrued expenses and accrued compensation), excluding contingent liabilities (ie: Schrader Litigation (please see Legal Proceedings, below), subject to a limitation of liability, so long as the liability was incurred on or before September 31, 2011 and the total dollar amount is not greater than 8 Million Dollars.

As per the above terms, Articles of Incorporation were so amended on June 14, 2011.

In 2011, as a result of the G & A Capital Stock Purchase Agreement, the Company's liabilities were reduced by $372,500.

On May 15, 2012, G & A Capital partially exercised their Warrant to purchase 300,851,000 shares of common shares; as a result of such exercise, G & A Capital held 465,253,076 shares of the Company's common stock.

During 2012, G & A Capital provided the following aggregate executive compensation as per their agreement:

Name	Share Amount
Stanley Drinkwater	76,050,000
Harry Bagot	33,000,000
William Chady (1)	10,000,000
Garry Sparks (2)	7,500,000
Steven Luck	10,000,000
Paul Adams (3)	10,000,000

1)	Mr. Chady is a member of Kentucky Fuel Associates, Inc. (“KFA”), a company with whom FFI entered into a collaborative arrangement for the development of coal-based gas-to-liquid (“CTL”) fuel production facilities in the State of Kentucky. (See, "Note 2, Collaborative Agreement").

2)	Mr. Sparks is General Product Manager to Kentucky Fuel Associates, Inc. (“KFA”), a company with whom FFI entered into a collaborative arrangement for the development of coal-based gas-to-liquid (“CTL”) fuel production facilities in the State of Kentucky. (See, "Note 2, Collaborative Agreement").

3)	In March 2013, G & A Capital provided Mr. Adams with an additional 5,000,000 shares of common stock for executive compensation.

Starting in June 2011, Mr. Bagot, Mr. Adams and Mr. Luck picked up from the earlier coal-to-liquid planning efforts and began working together to develop and refine a project plan that could be financed. The key to the new plan was a focus on a smaller, scalable facility, as financing was problematic for the typical large-scale plants previously considered by the Company.

On December 1, 2011, the Company entered into an agreement with Paul Adams and Steve Luck for them to

a.	Perform a technology survey and recommend a gasification technology, prepare a business plan and a project proforma to submit to potential funding sources

b.	Recommend contract terms (assurances, remedies and incentives) that should be considered in any agreement with feedstock providers and Off-takers;

c.	Assist Company in initial project and long term corporate planning activities, including, without limitation, identifying and negotiating agreements with appropriate technology providers, sources of feedstock, locations of facilities and potential Off-takers.

d.	Assist Company in long term planning would include, without limitation, a time line for development of additional projects, creating appropriate supply chain and technology relationships to take advantage of economies of scale and other economic development activities to be associated with coal gasification projects in Kentucky.

Under this agreement, Adams and Luck would remain the owners of all deliverables and the Company will have the exclusive right to use those deliverables upon payment of specified compensation. Pursuant to the agreement, a formal technology survey commenced in January 2012 that led to preliminary technology selections in June 2012 and final technology selections in December 2012.

Commencing in January 2012, the Company began a technology survey to determine the most appropriate technology to carry out its plans. Pursuant to the survey results, we determined to use a fluidized bed gasification system provided by Emery Energy ("Emery") and to develop proprietary gas conditioning and cleaning process, along with a scalable gas-to-liquid process, in coordination with 1st Resource Group ("Resource Group"); we are party to a Memorandum of Understanding with each of Emergy and Resource Group as further described below.

On May 22, 2012, the Company executed a consulting contract with Brian Wishneff & Associates, LLC to manage the process associated with certain tax credit programs that might be applicable to the Muhlenberg County project, with a special focus on the New Market Tax Credit program.

On July 27, 2012, Shaw Environmental & Infrastructure, Inc. delivered its Phase I Environmental Site Assessment of the site in Central City, Kentucky, the Company selected for its first coal to diesel project. The report was prepared in conformance with the scope and limitations of ASTM Practice E1527 and was requested as part of the Company’s pre-acquisition due diligence; the report did not reveal any evidence of recognized environmental conditions in connection with the property. However, the report did note that the property included areas formerly designated as wetlands and advised to ensure all applicable wetlands related requirements are followed if facility construction activities would impact those wetlands. The property has been fully developed, so we do not anticipate any issues in this regard.

On August 14, 2012, the Company entered into a Master Services Agreement (“MSA”) with Global Private Funding, Inc.("Global"), which included provisions for Global to provide the Company with business incubation services, legal & compliance services and underwriting services. The Company proceeded to achieve the milestones established by Global to obtain funding, but Global was unable to provide the funding as promised. Accordingly, on April 22, 2013, the Company terminated the Global MSA for cause.

As more specifically disclosed in the Current Report on Form 8-K that we filed with the SEC on December 18, 2012 (the "December 8K"), in November 2012, we signed a general Letter of Intent (LOI) with Empyrean West (Empyrean) wherein Empyrean agreed to assist in the funding of our coal-to-liquid (“CTL”) fuel projects in multiple locations in Kentucky. On April 22, 2013, we entered into a more specific Letter of Intent with Empyrean pursuant to which Empyrean agreed to fund up to 65% of the loan cost (the “Empyrean Portion”) for the CTL facilities specifically planned for Muhlenberg County and Perry County, Kentucky. The April 2013 LOI positions us to begin work on our first two facilities to convert coal into high quality liquid fuels, including ultralow sulfur diesel and jet fuel. The Empyrean Portion is dependent upon certain conditions, over which we may not have any control, contained in the LOI; accordingly, there is no guarantee we will receive the Empyrean Portion. If we do not receive the Empyrean Portion, we may not be able to find alternative funding sources on acceptable terms, or at all. The Empyrean Portion shall be paid through an EB-5 loan. In 1990, as part of a general overhaul of the legal immigration system, Congress created the fifth employment-based preference for the issuance of United States visas.

On December 7, 2012, the Company entered into a Memorandum of Understanding (MOU) with 1st Resource Group (1RG) to jointly develop and commercialize a complete Coal to Liquid Fuels Process. Under the terms of this MOU, the Company and 1RG will jointly:

1.	Develop a proprietary process to clean and condition coal-derived synthesis gas – syngas (the “Gas Conditioning Process”);

2.	Develop a proprietary process to convert that cleaned and conditioned syngas into liquid fuel (the “GTL Process”); and

3.	Integrate the Gas Conditioning Process and the GTL Process with a 300 ton-per-day (TPD) gasifier to produce approximately 525 barrels (22,050 gallons) of liquid fuel, consisting of approximately 50% diesel and 50% jet fuel (the “300 TPD CTL Facility”).

The Company, jointly with 1RG shall own the Gas Conditioning Process and the GTL Process, with the Company having exclusive world-wide rights to use the Gas Conditioning Process and the GTL Process on all projects in which coal is the feedstock and 1RG has exclusive world-wide rights to use the Gas Conditioning Process and GTL Process on all projects in which natural gas is the feedstock. The Company and 1RG will joint venture on any project involving a feedstock other than coal and natural gas.

The Company plans to build a CTL facility that will process 300 ton-per-day ("TPD") of coal to produce synthetic fuels; such facility will be developed as a template capable of being rapidly replicated on multiple sites. Each individual facility is expected to cost approximately $120,000,000 and create 50 direct jobs.

On December 17, 2012, the Company entered into a Memorandum of Understanding (MOU) with Emery Energy (Emery), whereby the Company engaged Emery to provide the coal gasification process for the Company 300 TPD CTL Facility. The Emery Bubbling Fluid Bed Gasifier technology will be licensed to the Company, with exclusive rights available to the Company for deployment in the Commonwealth of Kentucky upon achievement of certain deployment milestones.

On January 11, 2013, the Company’s offer to purchase real property for coal-to-liquid facility in Perry County, Kentucky was accepted. The site is commonly known as the Weyerhaeuser Truss Building, located at 610 Trus Joist Ln, Hazard, KY 41701 and consists of a structure of approximately 500,000 square feet, located on a parcel of +/- 92 acres.

On January 22, 2013, the Company’s offer to purchase real property for a coal-to-liquids facility in Muhlenberg County, Kentucky was accepted. The site consists of approximately 126.1 acres of real property in Muhlenberg County, Kentucky near the community of Cleaton, Kentucky along U.S. Hwy. 431 and adjacent to an operating surface coal mine.

On March 15, 2013, the Company executed an employment contract with Paul Adams as Chief Operating Officer. The Company board of directors approved the agreement in September 2012 and it was immediately transmitted to Global Private Funding under the MSA. After six months of no response from Global Private Funding, the agreement was modified slightly to remove references to Global Private Funding from the agreement and it was executed.

On April 26, 2013, the Company executed a joint venture with Renewed World Energies, Inc. (“RWE”), a majority owned subsidiary of Aventura Equities, Inc. (OTC pink: AVNE), to integrate RWE’s patent pending Photo bioreactor into our CTL plants planned for Muhlenberg County and Perry County, Kentucky. The proprietary CTL process we intend to develop will include the ability to capture the carbon dioxide produced by the CTL process. Once captured, the carbon dioxide will be put to use to grow algae using the RWE Photo bioreactor. The RWE system circulates the water, nutrients, and CO2 required to grow the algae through the tank and panels, with the entire process continuously monitored and the growth environment automatically adjusted to maximize output.

On May 3, 2013, we executed a Teaming Agreement with Woolpert, Inc. ("Woolpert"), pursuant to which Woolpert will be the Lead Design Consultant and Design-Build Program Manager to provide the necessary planning, design and preliminary design-build documents in coordination with the CTL process engineers for our CTL plants planned for Muhlenberg County and Perry County, Kentucky.

Discussions with both RWE and Woolpert began prior to the termination of our agreement with Global, however Global did not show any interest in either entity and took no action to support our engagement with either entity. Following termination of the MSA with Global, we completed the formal agreements disclosed above with RWE and Woolpert.

Major Officer/Director Changes

As disclosed below, after a 10 day suspension period, Mr. Fairweather was terminated as the Company's CEO, President and all positions he held with the company in March 2011.

On March 26, 2011, the Board of Directors appointed Harry Bagot as a Director and as the new President and Chief Executive Officer. The Company then formed an Executive Committee, consisting of Stanley Drinkwater, Harry Bagot, William Chady and Kenneth Faith, to refocus the corporate purpose on the building of coal-to-diesel facilities. Later, in June 2011, Mr. Robert Schwartz was also appointed to the Executive Committee.

Mr. Faith resigned as Chief Financial Officer and left the Executive Committee on May 10, 2011; this action was required by a third party in order for Mr. Faith to participate in another business opportunity; his relationship with The Company was excellent.

On May 13, 2011, the Board of Directors hired William Chady, C.P.A., who is also a director, as the Company's Chief Financial Officer.

As disclosed in the Current Report on Form 8-K that we filed on July 24, 2013, on July 15, 2013, the Board of Directors formally accepted the previously received resignations of Mr. Paul Adams and Mr. Stephen Luck, who served as our Chief Operating Officer and a member of our Board of Directors, respectively; such resignations were effective immediately.

Litigation (Please also see, Legal Proceedings)

As disclosed in the Company's prior public filings, a former shareholder of FFI (Scott Schrader - "Schrader") instituted litigation against the Company and FFI in the fall of 2010. Schrader is the Plan Sponsor, Plan Administrator Fiduciary and Participant of Schrader & Associates Defined Benefit Pension Plan ("Schrader"), the co-plaintiff, with whom we entered into a Stock Purchase Agreement and a Management Agreement in 2009. The litigation resulted in questionable actions by, and the ultimate termination of Mr. Fairweather on March 23, 2011. When Mr. Fairweather left the Company, he took many company files and refused to return them. Such actions are currently the subject of a criminal case against Mr. Fairweather.

On October 11, 2011, the Company entered into an agreement with Larry E. Harris under which Harris would receive ½ of 1% of the net operating income of the first US Fuel coal-to-liquid plant commissioned by the Company.  This agreement was reached as the settlement of a dispute between the Company, G & A Capital and Harris.

On July 30, 2012, Schrader filed a complaint against FFI in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No. 12-CI-352 to Quiet Title on property acquired by FFI. (The property that is the subject of this litigation is not the site selected for the Company's current coal to diesel facility in Muhlenberg County.) On September 10, 2012, the Board of Directors unanimously approved Mr. Bagot's execution of a quit claim deed to resolve the action.

On May 10, 2013, Global Private Funding filed a civil action, number SC120696 in the Superior Court of the State of California, County of Los Angeles, West District.

Item 1A. RISK FACTORS

Although we are not required to provide this information since we are a smaller reporting company, we are voluntarily providing such information in light of the risks associated with our company and our lack of revenue. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

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

We generally enter into confidentiality and invention agreements with our employees and consultants. However, patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	Our pending patent applications may not be granted for various reasons, including the existence of similar patents or defects in the applications; parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;

•	The costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement cost prohibitive;

•	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and

•	Other persons may independently develop proprietary information and techniques that, although functionally equivalent or superior to our intellectual proprietary information and techniques, do not breach our patented or unpatented proprietary rights.

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

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended March 31, 2009 through 2012. We are also required to file Franchise Tax Reports in Nevada, but have not yet filed the required forms. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

Risks associated with acquisitions

As a major component of its business strategy, the Company expects it may acquire assets, and businesses, and/or technologies relating to or complementary to its business model. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following:

•	the Company could be exposed to unknown liabilities of the acquired companies;
•	the Company could incur acquisition costs and expenses higher than it anticipated;
•	fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies;
•	the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses;
•	the Company's ongoing business could be disrupted and its management's time and attention diverted; and
•	the Company could be unable to integrate successfully.

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

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the interest in our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; and general economic conditions. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence upon Management

Our future performance and success are dependent upon the efforts and abilities of our management team, directors and key contractors. If we lost the services from key members of management or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our management.

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

Audit's Opinion Expresses Doubt about the Company's Ability to Continue as a "Going Concern".

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dependence on Independent Parties to Produce our Products

The Company may be dependent upon current and future collaborations with and among independent parties to research, develop, test, manufacture, sell, or distribute our products. The Company intends to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on such collaborations include, but are not limited to:

1) the ability to negotiate acceptable collaborative arrangements;

2) the fact that future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;

3) such collaborative relationships may actually act to limit or restrict the Company;

4) collaborative partners are free to pursue alternative technologies or products either on their own or with others, including the Company's competitors; and

5) the Company's partners may terminate a collaborative relationship and such termination may require the Company to seek other partners, or expend substantial additional resources to pursue these activities independently. These efforts may not be successful and may interfere with the Company's ability to manage, interact and coordinate its timelines and objectives with its strategic partners.

Government Regulation

Our products and technologies and our ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Depending on the technology, regulatory approvals and certification may be necessary from the Department of Transportation, Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency, Department of Defense, and other federal, state, or local facilities. Failures or delays by the Company or its affiliates or licensees in obtaining the required regulatory approvals would adversely affect the marketing of products that we develop and our ability to receive product revenues or royalties.

Environmental Regulations

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing certain activities, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We do not currently have any insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time; we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that may result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

As of the date of this Report, although the project site in Central City, Kentucky, includes areas formerly designated as wetlands, since the ground has already been developed, we do not believe that we are going to encroach on any wetlands and therefore do not expect to incur any liability associated with same.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	Control of the market for the security by one or a few broker- dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to a Smaller Reporting Company

Item 2. Description of Property

Effective in 2013, the Company’s mailing address is 277 White Horse Pike, Atco, NJ, 08004, where we sublet office space. We sublet the space from Drinkwater & Goldstein, LLP, to which one of our directors - Mr. Drinkwater, is a partner. We currently pay approximately $4,368 per month for this space and related office expenses.

Item 3. LEGAL PROCEEDINGS

As of the date of this filing, there are three legal proceedings filed against the Company.

I.	On September 30, 2010, plaintiff Scott Schrader initiated litigation in the Commonwealth of Kentucky, Franklin Circuit Court, Case No 10-CI-01548 against defendants: Nuclear Solutions (our former corporate name), Fuel Frontiers (our wholly owned subsidiary, which was dissolved in September 2012) and other individuals pursuant to a Stock Purchase Agreement and a Management Agreement, both dated June 12, 2009 by and among the parties. In the lawsuit, plaintiff alleges a dispute over an investment in Nuclear Solutions and presents claims for 1) Breach of Contract; 2) Negligent/Intentional Misrepresentations; 3) Fraud and Fraudulent Inducement; 4) Unjust Enrichment; and 5) Breach of Constructive or Resulting Trust. On June 7, 2013, the Court granted Defendants’ motion to dismiss and dismissed the action “without prejudice based on lack of personal jurisdiction and improper venue (forum non conveniens)."

II.	On July 30, 2012, Schrader & Associates, LLC (“Schrader”) filed a complaint against Fuel Frontiers, Inc. (“FFI”), one of Company's subsidiaries, in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No. 12-CI-352 to Quiet Title on property acquired by FFI. The action is related to the Stock Purchase Agreement and Management Agreement, both dated June 12, 2009 (“June 2009 Agreements”), pursuant to which FFI was under the obligation to acquire certain real property for the construction of a coal-to-diesel facility, and under certain circumstances Schrader & Associates Defined Benefit Pension Plan (an entity believed to be associated with Schrader) was entitled to obtain the ownership of the property from FFI. However, the property that is the subject of this litigation is not the site selected under the June 2009 Agreements. The Company has executed a quitclaim deed relative to the subject property for delivery to plaintiff and expects that action to resolve this litigation. Additionally, FFI was dissolved in September 2012 and the suit is now progressing against the Company.

III.	On May 10, 2013, Global Private Funding filed a civil action, number SC120696 in the Superior Court of the State of California, County of Los Angeles, West District.

Named defendants are Empyrean West, LLC (“EW”), Jay Carter, individually and as managing partner of EW, David Keller, individually and as CEO of EW, US Fuel Corporation (“USF”), Harry Bagot, individually and as President/CEO of USF, Stanley Drinkwater, individually and as Chairman of the Board of USF, Steven Luck, individually and as a Member of the USF Board, William Chady, individually and as a member of the USF Board, Paul Adams, individually and as an officer of USF, Robert Schwartz, individually and as majority stockholder of USF, John Fairweather, individually and as Director of USF and Kenneth Faith, individually and as Treasurer of USF.

The complaint alleges a total of 21 causes of action, 12 of which are directed to US Fuel. The allegations against US Fuel are: 1) Breach of contract; 2) Fraudulent concealment in violation of Civil Code §1710; 3) Intentional misrepresentation in violation of Civil Code §1710; 4)Unfair and deceptive practices act; 5) Contractual breach of implied covenant of good faith and fair dealing; 6) Fraud; 7) Negligent misrepresentation in violation of Civil Code §1572; 8) Breach of non-competition covenant; 9) Civil conspiracy; 10) Breach of contract for failure of consideration of failure to perform; 11) Breach of confidence; and 12) Declaratory relief.

While US Fuel management has not completed a comprehensive review and analysis of the litigation, US Fuel intends to vigorously defend against the claims raised in the complaint as we believe the claims lack merit.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "USFF." Prior to October 7, 2011, we traded under the symbol, “NSOL." The following table sets forth the high and low prices of our common stock for each quarter for the two most recently completed fiscal years, as well as the first quarter of 2013. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2011
First quarter ended March 31, 2011	$0.049	$0.004
Second quarter ended June 30, 2011	$0.035	$0.015
Third quarter ended September 30, 2011	$0.13	$0.02
Fourth quarter ended December 31, 2011	$0.109	$0.035

2012
First quarter ended March 31, 2012	$0.05	$0.0252
Second quarter ended June 30, 2012	$0.049	$0.0252
Third quarter ended September 30, 2012	$0.11	$0.022
Fourth quarter ended December 31, 2012	$0.11	$0.051

2013
First quarter ended March 31, 2013	$0.075	$0.035

 Holders

As of December 31, 2010, there were approximately 520 record owners of our common stock; as of July 31, 2013, there were also approximately 695 record owners of our common stock.

 Dividends

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

During the past three years ending with the fiscal year ending December 31, 2010, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise: (i) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (iii) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the below transactions involved a public offering, and unless otherwise noted below, we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC.

During the year ended December 31, 2008, the Company issued an aggregate of 5,320,440 shares of common stock, valued at $863,888, for consulting services.

During the year ended December 31, 2008, the Company issued 1,299,446 shares as payment of expenses accrued at December 31, 2007 in the amount of $536,000.

On June 10, 2008, pursuant to an agreement regarding same, the Company issued 5,250,000 shares to IPTH as payment of accrued executive compensation of $542,987. Of this amount, $523,647 was accrued at December 31, 2007.

During the year ended December 31, 2008, the Company issued a total of 11,887,000 shares of common stock as payment of $1,0005,808 of principal and interest due to Denise Barbato pursuant to agreements the Company entered into with Ms. Barbato in 2002 and 2004.

During the year ended December 31, 2009, the Company issued 400,000 shares of common stock as payment of expenses accrued at December 31, 2008 in the amount of $20,000.

On April 5, 2010, the Company issued 1,230,000 shares of common stock to a former officer.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2010.  Information is included for equity compensation plans not approved by our security holders.

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

(1) On August, 17, 2005, the Company adopted a Stock Grant Plan which reserved 5,500,000 shares. The Plan was registered on a Registration Statement on Form S-8 filed on November 16, 2004. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to the Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 1,367,307 shares from this Plan.

(2) On March 7, 2007, the Company adopted a Stock Grant Plan which reserved 5,000,000 shares. The Plan was registered on a Registration Statement on Form S-8 filed on March 9, 2007. Directors, officers, employees, consultants, attorneys, and others who provide services to the Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 5,000,000 shares from this Plan.

(3) On November 28, 2007, the Company adopted a Stock Grant Plan which reserved 5,000,000 shares. The Plan was registered on a Registration Statement on Form S-8 filed on December 6, 2007. Directors, officers, employees, consultants, attorneys, and others who provide services to the Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. During 2007, we issued 470,957 shares from this Plan leaving a balance of 4,529,043 in the Plan. During 2008, we issued 4,019,886 shares from this Plan leaving a balance of 513,447 as of December 31, 2008. During 2009, we issued 400,000 shares from this Plan leaving a balance of 113,447 as of December 31, 2009. No shares were issued from this Plan in the fiscal year ending December 31, 2010.

Item 6. SELECTED FINANCIAL DATA

Not Applicable to Smaller Reporting Companies

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements largely on our expectations.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

Business Overview

During 2010, the Company continued to work to develop coal-to-liquid facilities. During 2010, John Fairweather, then President & CEO of FFI, worked with two consultants, Paul Adams and Stephen Luck to further refine the plan originally developed by Mr. Adams and Mr. Luck in 2008. By the summer of 2010, Mr. Adams had developed an advanced draft of a coal-to-liquid project plan and Mr. Luck had identified a potential funding source for the project described in that plan. For unknown reasons, in September 2010, Mr. Fairweather abandoned that effort broke contact with both Mr. Adams and Mr. Luck. After the termination of employment of Mr. Fairweather, the Company re-focused on the development of coal-to-liquid facilities. Development efforts continued in 2011, 2012 and into 2013, with notable events from those years contained in the Form 10-K for the fiscal years ended December 31, 2011 and December 31, 2012, and the Form 10-Q for the period ended March 31, 2013, as well as a Form 8-K filed concurrently with this filing. All those filings should be read together for a comprehensive and current statement of the Company’s business.

Plan of Operation

In 2010, the plan of operation was to continue developing coal-to-liquid facilities. However, the development efforts were limited due to insufficient capital. The Company had a net loss of $357,933 for 2010 and a net loss of $1,771,817 for 2009.

Plan for the next 12 months

The Company intends to fully engineer the integration of the coal to gas and gas to liquid technologies in order to develop a permitting package that can be used as the basis of a permitting application and as a template for additional sites.

Over the next 12 months, we plan on raising working capital to fund development of these technological areas through private placements of debt or equity, using our common stock in lieu of cash, and applying for government grants, where appropriate. The implementation of Company's business development phases will be dependent on successful financing. Financing options may include a combination of debt and equity financing; any equity financing may result in equity dilution to existing shareholders.

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

Comparison of Results of Operations for the year ended December 31, 2010 to the year ended December 31, 2009

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the year ended December 31, 2010 and for the year ended December 31, 2009.

TOTAL COSTS AND EXPENSES: Total costs and expenses from continuing operations decreased from $1,756,397 for the year ended December 31, 2009 to $356,033 for the year ended December 31, 2010. The principal reason for this decrease was due to a decrease in operating activities as a result of limited financial resources.

OPERATING EXPENSES: Operating expenses from continuing operations decreased from $1,756,397 for the year ended December 31, 2009 to $356,033 for the year ended December 31, 2010. This decrease was primarily due to decreased business development activities, as stated above. Depreciation expense increased for the year 2010 versus the year 2009, increasing from $2,207 for the year ended December 31, 2009 to $3,575, for the year ended December 31, 2010. This increase is due to the second year depreciation of office equipment.

INTEREST EXPENSE: Interest expense decreased from $4,975 for the year ended December 31, 2009 to $1,900 for the year ended December 31, 2010. This decrease is due primarily to a reduction in debt incurred to finance company operations.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Expenses decreased by $1,580,346 during the year ended December 31, 2010 to a total amount of $327,958 as compared to $1,908,304 for the year ended December 31, 2009. The decrease was due to limited amount of activity.

NET LOSS: The Company incurred a net loss of $357,933 for the year ended December 31, 2010, compared with a net loss of $1,771,817 for the year ended December 31, 2009, which reflects a year-to-year decrease in the amount of loss for the period of $1,413,884. The principal reason for this decrease was due to a decrease in operating activities as a result of limited financial resources.

 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had a working capital deficit of $6,455,336 which compares to a working capital deficit of $6,350,978 as of December 31, 2009. As a result of our operating losses for the year ended December 31, 2010, we generated a cash flow deficit of $231,576 from operating activities. Cash flows used in investing activities was $0 during the period. Cash flows provided by financing activities were $230,000 which primarily consisted of proceeds from a common stock subscription.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2010 financial statements included in this Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

We believe that anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain new loans and/or successfully enter into settlement agreements with our vendors and/or former and current employees. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

 Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets at December 31, 2010 and 2009	F-4

Consolidated Statements of Losses for the years ended December 31, 2010, and 2009	F-5

Consolidated Statements of Deficiency in Equity for the years ended December 31, 2010, and 2009	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2010, and 2009	F-7

Notes to Consolidated Financial Statements	F8 to F17

b) Financial statement schedules

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

US Fuel Corporation

Atco, New Jersey

We have audited the accompanying consolidated balance sheet of US Fuel Corporation and Subsidiaries (formerly Nuclear Solutions, Inc. and Subsidiaries or the "Company"), as of December 31, 2010 and the related consolidated statements of losses, deficiency in equity, and cash flows for year the ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, inconformity with accounting principles generally accepted in the United States of America.

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

/s/ Ligget, Vogt & Webb, P.A
New York, NY
August 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

U.S. Fuel Corporation

 (formerly Nuclear Solutions, Inc.)

We have audited the accompanying consolidated balance sheet of U.S. Fuel Corporation (formerly Nuclear Solutions, Inc. and subsidiary, the "Company"), as of December 31, 2009 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year in the period ended December 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

April 15, 2010

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS, INC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$-	$1,576
Notes receivables	-	24,000
Accrued interest	-	500
Deposit	1,800	1,800

Total current assets	1,800	27,876

Property and equipment, net of accumulated depreciation of $9,273 and $5,698 as of December 31, 2010 and 2009 , respectively	104,328	107,903

Total assets	$106,128	$135,779

LIABILITIES AND DEFICIENCY IN EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,418,136	$6,324,854
Notes payable - related parties	-	15,000
Convertible notes payable	39,000	39,000

Total current liabilities	6,457,136	6,378,854

Common stock subscription liability	245,000	-

Total liabilities	6,702,136	6,378,854

Commitments and contingencies

Deficiency in equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 99,120,981 and 97,890,981 issued and outstanding, as of December 31, 2010 and, 2009 respectively	9,912	9,789
Additional paid-in capital	19,969,387	19,964,510

Accumulated deficit	(27,078,463)	(26,729,793)

Total deficiency in stockholders’ equity	(7,099,164)	(6,755,494)

Noncontrolling Interest	503,156	512,419

Total deficiency in equity	(6,596,008)	(6,243,075)

Total liabilities and deficiency in equity	$106,128	$135,779

The accompanying notes are an integral part of the consolidated financial statements.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS, INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF LOSSES

	For the Years Ended December 31,
	2010	2009
Revenue	$-	$-
Operating Expenses:
General and administrative expenses	327,958	1,908,304
Depreciation and amortization	3,575	2,207
Payments received pursuant to collaborative arrangement	-	(154,114)
Bad debt	24,500
Total operating expenses	356,033	1,756,397

(Loss) from operations	(356,033)	(1,756,397)

Other Income (expense)
Interest expense	(1,900)	(4,975)
Interest Income	-	502
Change in fair value of derivative liability	-	(10,947)
Loss before provision for income taxes	(357,933)	(1,771,817)

Provision for income taxes	-	-
Net loss	(357,933)	(1,771,817)

Net (Loss) attributable to the noncontrolling interest	(9,263)	(17,581)

Net (loss) attributable to US Fuel Corporation
common stockholders	$(348,670)	$(1,754,236)

Basic and diluted loss per share	$(0.00)	$(0.02)

Weighted average number of common shares out basic and diluted	98,804,214	97,693,721

The accompanying notes are an integral part of the consolidated financial statements.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS, INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock Shares Stock	Common Stock Amount	Additional Amount Paid in Capital	Deferred Equity Based Expense	Accumulated Deficit	Non- Controlling Interest	Total Deficiency in Stockholders Equity'
Balance January 1, 2009	97,490,981	$9,749	$19,931,944	$(437,698)	$(24,975,557)	$-	$(5,471,562)

Shares issued for services				-	-	-

Shares issued for accrued expenses	400,000	40	19,960	-	-	-	20,000

Deferred Compensation				(150,000)	-	-	(150,000)

Amortization of Deferred Compensation				587,698	-	-	587,698

Sale of Subsidiary Shares to Noncontrolling Interest	-	-		-	-	530,000	530,000

Reclassify derivative liability	-	-	12,606	-	-	-	12,606

Net loss	-	-	-	-	(1,754,236)	(17,581)	(1,771,817)

Balance December 31, 2009	97,890,981	$9,789	$19,964,510	$-	$(26,729,793)	$-512,419	$(6,243,075)

Shares issued for expenses	1,230,000	$123	4,877		-	-	$5,000

Net loss	-	-	-	-	(348,670)	$(9,263)	(357,933)

Balance December 31, 2010	99,120,981	$9,912	$19,969,387	$-	$(27,098,463)	$503,156	$(6,596,008)

The accompanying notes are an integral part of the consolidated financial statements.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS, INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,933)	$(1,771,817)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt	24,500	-
Depreciation and amortization	3,575	2,207
Stock based compensation	5,000
Amortization of debt discount - beneficial conversion feature of convertible note and warrants	-	1,666
Change in fair value of derivative liability	-	10,947
Amortization of deferred compensation	-	587,697
Changes in operating assets and liabilities:
Accounts receivable		(24,500)
Prepaid expenses	-	12,900
Other Assets	-	82,300
Accounts payable and accrued expenses	93,282	663,999
Advance payments received	-	(154,114)

Net cash used in operating activities	(231,576)	(588,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(106,171)

Net cash (used) in investing activities	-	(106,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription	245,000	-
Proceeds from sale of subsidiary shares	-	530,000
Proceeds from issuance of common stock
(Repayments) proceeds from issuance of notes and loans	(15,000)	15,000
Payments on Loans	-	(24,817)

Net cash provided by financing activities	230,000	520,183

Net increase (decrease) in cash	(1,576)	(174,703)

Cash, beginning of period	1,576	176,279

Cash, end of period	$-	$1,576

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financial activities:
Amortization of debt discount - beneficial conversion feature of
convertible note and warrants	$-	$1,666
Reclassification of derivative liability to equity upon settlement	$-	$12,606
Payment of accrued expenses with common stock	$-	$20,000

The accompanying notes are an integral part of the consolidated financial statements.

U.S. FUEL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

US Fuel Corporation (the "Company") was organized on February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its Articles of Incorporation to change its name to Nuclear Solutions, Inc. (“NSOL”) to ensure the corporate name properly reflected the new corporate business focus.

On September 2, 2005, NSOL formed a wholly owned subsidiary, Fuel Frontiers Inc. (“FFI”), to pursue alternative fuel technology and projects.

On July 31, 2006 the Company formed a wholly owned subsidiary, Liquidyne Fuels, which has had no activity.

In 2008, the Nuclear Solutions Board of Directors elected to focus the Company exclusively on the production of synthetic fuels through the FFI subsidiary. Activities related to nuclear waste remediation were suspended.

On June 10, 2011, the Company name was changed from Nuclear Solutions to US Fuel Corporation, with a singular focus to design, build, own and operate coal-to-liquid (“CTL”) facilities.

Seeing no further need for the specific subsidiary, on September 12, 2012, FFI was dissolved.

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

Collaborative Arrangement

In 2007, the Company, through its subsidiary FFI, entered into a collaborative arrangement with Kentucky Fuel Associates, Inc. (“KFA”) for the development of coal-based gas-to-liquid (“CTL”) fuel production facilities in the State of Kentucky. KFA has agreed to provide an initial funding of $2,000,000 per site to be applied by FFI towards any and all costs and expenses incurred in the ordinary course of business for the development, construction and arranging of financing to closure including without limitation the following costs: engineering, procurement, administrative, development management, financing, legal, operations and maintenance costs for each said fuel production facility. In consideration for KFA’s initial minimum funding contribution, KFA will receive 7% of the annual net pre-tax income of each jointly developed CTL diesel fuel facility and 2.5% equity interest in the first CTL diesel fuel facility developed by FFI and KFA. Additionally, KFA will have the exclusive right to develop CTL diesel fuel facilities with FFI in the state of Kentucky and a conditional first right of refusal to develop CTL diesel fuel facilities in the remainder of the United States.

We are accounting for this agreement pursuant to ASC Topic 808 “Collaborative Arrangements”. During the years ended December 31, 2010 and 2009, we reported $0 and $115,114, respectively, as payments received pursuant to collaborative agreements. The unexpended balance of payments received of $0 and $0 at December 31, 2010 and 2009, respectively, is reported as a current liability as advance payments received.

KFA dissolved in 2012 and our contract with them is no longer in force. Accordingly, we no longer have any obligations to pay KFA and therefore any amounts previously set aside for KFA shall instead be retained by the Company.

Noncontrolling Interest

As a result of adopting ASC 810-10 Consolidations – Variable Interest Entities, we present non-controlling interests as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Deficiency in Equity.

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

Fair value of financial instruments

The carrying amounts of financial instruments, which include accounts payable, accrued expenses and debt obligations approximate their fair values due to their short--☐term nature and/or variable interest rates. The Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. As of December 31, 2010 and 2009, the Company did not have any financial instruments that are required to be measured on a recurring basis.

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

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

☐         Level 1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

☐         Level 2   Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

☐         Level 3   Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As of December 31, 2010 and 2009, the Company did not have any cash equivalents, therefore there were no assets measured at fair value. The Company’s conversion option liability was valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the years ended December 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$-	$1,660
Additions to derivative instruments	-	-
Change in fair value of conversion option	—	10,946
Reclassification to equity upon repayment of debt	-	(12,606)

Balance at end of year	$-	$-

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price during 2010 and 2009.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $357,933 and $1,771,817 during the years ended December 31, 2010 and 2009, respectively and a working capital deficiency of $6,455,366 and a deficiency in equity of $6,596,008 as of December 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – NOTES RECEIVABLE

During 2009, the Company advanced an aggregate of $24,000 to KFA pursuant to promissory notes bearing interest at 5% and maturing January 22, 2010. Note was deemed uncollectable in 2010.

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 consists of the following:

	2010	2009
Land	$95,726	$95,726
Fixtures and equipment	17,875	17,875
	113,601	113,601
Less: accumulated depreciation	(9,273)	(5,698)

Net property and equipment	$104,328	$107,903

During 2009, the Company purchased a parcel of land for $95,726 to be utilized in the CTL project. Depreciation expense totaled $3,575 and$ 2,207 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 - CONVERTIBLE DEBT

Notes payable at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
Total notes payable	39,000	39,000
Less: current portion	(39,000)	(39,000)
Balance notes payable (long term portion)	$—	$—

During 2009, we repaid two convertible notes aggregating $21,444. As a result, the fair value of the derivative liability associated with the conversion feature of these notes on the date of repayment, aggregating $12,606, was reclassified to additional paid-in capital.

For the years ended December 31, 2009, the Company reflected a charge of $10,947 representing the change in the value of our embedded conversion options during the periods.

NOTE 7 – RELATED PARTY TRANSACTION

On December 3, 2009, the Company executed a promissory note in the amount of $15,000. The note bears no interest and was due on April 3, 2010. The note was repaid on March 11, 2010.

During the year ended 2010, the Company incurred rent and administrative expenses payable to a related party totaling $40,950.

NOTE 8 – STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2010 and 2009, the Company has issued and outstanding 99,120,981 and 97,890,981 shares of common stock, respectively.

During the year ended December 31, 2009, the Company issued 400,000 shares of common stock as payment of expenses accrued as of December 31, 2008 in the amount of $20,000.

On April 5, 2010, the Company issued 1,230,000 shares of common stock to a former officer.

During the year ended December 31, 2010, the Company received $245,000 or a subscription liability from  G & A Capital Development LLC.

NOTE 9 – NONCONTROLLING INTEREST

The Company initially owned 100% of the issued and outstanding common stock of its subsidiary, FFI, which was represented by 30,000,000 shares. On June 12, 2009, the Company entered into a Stock Purchase Agreement and sold 10%, or 3,000,000 FFI common shares (the “Shares”) to Schrader & Associates Defined Benefit Pension Plan (“Schrader”) for the sum of $350,000.

Schrader granted the Company the first right of refusal to match or exceed any third party bona fide offer to purchase the Shares until June 12, 2014.

Additionally, on June 12, 2009, in consideration of $5,000, the Company granted Schrader an option to purchase an additional 10% of FFI for the sum of $350,000.  The option expired on September 12, 2009. On June 30, 2009, Schrader partially exercised the option and purchased 1,500,000 common shares of FFI, which represented 5.0% percent of the issued and outstanding common stock of FFI on such date, for proceeds of $175,000.

The investment by Schrader in FFI is recorded as a noncontrolling interest in the financial statements and is summarized as follows as of December 31, 2010 and 2009:

Sale of FFI shares	$525,000
Sale of option	5,000
Allocated loss 2009	(17,581)
Balance at December 31, 2009	512,419
2010 (loss)	(9,263)
Balance at December 31, 2010	$503,156

Management Agreement

In conjunction with the sale of its partial interest in FFI on June 12, 2009, the Company, FFI and Schrader entered into a Management Agreement, (the “Agreement”).  The Agreement states that the Company will use the proceeds received from the sale of the Shares according to the Schedule attached to the Agreement.   Additionally, the Company agreed to nominate and appoint, and vote into office one person named by Schrader to be a member of FFI's board of directors for a 12-month term.

FFI, upon receipt of funds from the Company’s use of proceeds schedule, has agreed to purchase certain real property located in Muhlenberg, Kentucky (the “Muhlenberg Property”) for the proposed construction of a Coal-to-Liquids (“CTL”) plant for approximately $150,000.  FFI has agreed to take title to the Muhlenberg Property in such a manner so that the property ownership would automatically transfer to Schrader in the event FFI were to file a petition in Bankruptcy Court, wind-up or liquidate.

Additionally, if FFI were to abandon its pursuit of a CTL plant on the Muhlenberg Property because of FFI’s inability to obtain all appropriate approvals and permits required for a CTL plant, then FFI would sell the Muhlenberg Property and use the net proceeds to acquire another property for a CTL plant according to the same type of acquisition and title structure.

If FFI were able to secure an off-take agreement or fuel purchase agreement for fuels from its proposed CTL Plant, that would permit FFI to secure project financing, or if FFI were to secure project financing using the Muhlenberg or similar property as collateral, the Schrader would quit claim the future interest in and to the property to FFI.

NOTE 10 - ACCRUED EXECUTIVE COMPENSATION

As of December 31, 2010 and 2009, the Company owed former and current employees approximately $1,284,154 and $1,221,071, respectively.

The Company had an Employment Agreement with Paul M. Brown, its former President, whereby the Company was to pay Mr. Brown an annual base salary of $250,000. Mr. Brown passed away in April 2002. For the year ended December 31, 2002, the amount of salary accrued until Mr. Brown's death was $142,667. Such amount has not been paid to Mr. Brown's estate and remains a liability on the Company's books.

On September 13, 2001, the Company hired Patrick Herda as the Vice President of Business Development. Mr. Herda was the President and CEO of the Company from September 2001 until October 2009. Mr. Herda's salary was $110,000 for the year ended December 1, 2006, and $55,000 for the year ended December 31, 2007. The Company was unable to pay Mr. Herda his full salary and these unpaid sums have been accrued. On January 10, 2006, Mr. Herda entered into a 3-way agreement whereby he irrevocably assigned deferred compensation totaling $542,987 to I.P. Technology Holding, Inc.(IPTH), a New Jersey corporation with whom we had a licensing agreement, in exchange for a guarantee to receive a minimum of $80,000 in cash salary from the Company for the 2006 fiscal year. On June 10, 2008, pursuant to the January 10, 2006 agreement, the Company issued 5,250,000 shares to IPTH valued at $542,987. As of December 31, 2010 and 2009, the amount accrued was $161,376 and $171,376, respectively.

On January 23, 2002, the Company hired John Dempsey as the Vice President at an annual base salary of $120,000. Mr. Dempsey resigned effective September 5, 2005. The Company has been unable to pay Mr. Dempsey's full salary in past years and these unpaid sums have been accrued. As of December 31, 2010, the amount accrued was $328,799 and at Mr. Dempsey's discretion will be paid back either in cash or common stock at a price of $1 per share.

Kenneth Faith, the Company’s Chief Financial Officer from 2007 to 2011, did not receive a salary during the fiscal year ended December 31, 2007.  The board of directors approved an annual base salary of $225,000 commencing March 1, 2008. The Company was never able to pay Mr. Faith's full salary; it ultimately accrued approximately $455,500 in owed compensation, but Mr. Faith has since settled this debt through the G & A Capital Agreement and the Company no longer owes any amounts to Mr. Faith; therefore, therefore such debt is no longer reflected on the Company's books.

John Powers, an independent director of the Company from June 2002 to October 2009, did not receive a salary during the fiscal year ended December 31, 2007.  The board of directors approved giving Mr. Powers $26,250 in directors compensation commencing March 1, 2008 and G & A Capital paid such amounts through its agreement with the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On November 3, 2005, FFI entered into a fifteen-year land lease with Venture III Associates, renewable for up to 90 years, for an approximate six-acre site in Toms River, New Jersey to build a proposed 52 million gallon waste-to-ethanol production facility in exchange for 1,000,000 shares of FFI common stock. The lease initially required FFI to pay Venture III $240,000 dollars annually in equal monthly installments, plus three (3%) percent of the net operating profit of the waste-to-ethanol facility when the facility begins operations; Venture III agreed to defer receipt of the 1,000,000 shares of FFI common stock until groundbreaking occurred for the waste to fuel facility on said property. Toms River ultimately prohibited us from building the facility on the site, but G & A Capital gave 1,000,000 shares of the Company's common stock that it owned to Venture III for the work they had done to date.

The Company does not currently have any long-term lease commitments except as noted above.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On September 30, 2010, plaintiff Scott Schrader initiated litigation in the Commonwealth of Kentucky, Franklin Circuit Court, Case No 10-CI-01548 against Nuclear Solutions, Fuel Frontiers and other individuals. In the lawsuit, plaintiff alleges a dispute over an investment in the Company and presents claims for breach of contract, intentional misrepresentations, negligence, fraud and fraudulent inducement, unjust enrichment and breach of constructive or resulting trust.

NOTE 12 -OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2010.

	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2008	—	—
Granted	500,000	$0.35
Exercised	—	—
Canceled or expired	—	—

Outstanding as of December 31, 2009	500,000	0.35
Granted	—	—
Exercised	—	—
Canceled or expired	(500,000)	(.35)
Outstanding as of December 31, 2010	-	$-

The outstanding warrants expired on March 22, 2010.

NOTE 13 - NON-QUALIFIED STOCK GRANT AND OPTION PLAN

In 2007, the Company adopted Non-Qualified Stock Grant and Option Plan, which expired in 2010. The Plan was administered by the Company's Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provided services to the Company were eligible participants. Participants were eligible to be granted warrants, options, common stock as compensation.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $18 million, which will expire by 2030. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company's future use of its existing net operating losses may be subject to limitations of Section 382 of the Internal Revenue Code. As of December 31, 2010, we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $91,100 and $616,000 during the years ended December 31, 2010 and 2009, respectively.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is delinquent in filing its federal and state income tax returns for the years ended December 31, 2010, 2011 and 2012. No tax returns are currently under examination by any tax authorities.

NOTE 15 - SUBSEQUENT EVENTS

On May 12, 2011, the Company entered into an agreement with G & A Capital Development LLC (“G & A Capital”) whereby the Company issued 200,000,000 shares of Series A Preferred shares and a warrant to purchase 496,277,915 shares of common stock for an aggregate price of $2,000,000. The warrant shall have an exercise term of six months. Upon the Company increasing their number of authorized shares, the 200,000,000 shares of Series A Preferred shares were agreed to be exchanged for 164,402,076 shares of common stock. The share and warrant issuances were in consideration of G & A Capital making previous payments on the Company’s behalf totaling $662,540 and an agreement that of G &A Capital will assume the outstanding financial obligations incurred by the Company up to $8,000,000 as long as the liability was incurred on or before September 11, 2011 in accounts payable and officers compensation packages.

On October 19, 2011, the Company entered into an agreement with a consultant. The consultant agreed to accept 687,500 common shares as payment in full of consulting fees earned prior to 2009 totaling $372,500. In accordance with the May 12, 2011 agreement with G & A Capital, the settlement was consummated through the distribution of shares held by G & A Capital.

The Company's Board of Directors passed a resolution to amend the Articles of Incorporation as required by the G & A Capital Stock Purchase Agreement of June 11, 2011. The Company agreed to amend its Articles of Incorporation to, among other things, increase the authorized common stock capital to 800,000,000 shares. Upon amendment of the Articles of Incorporation, G & A Capital would exchange the 5,000,000 shares of preferred stock for 164,402,076 common shares, with the preferred shares being cancelled and returned to the treasury. Upon the exchange of the preferred stock for the common stock, The Company would issue a warrant for the purchase of an additional 496,277,915 common shares for an aggregate price of $2,000,000.

On October 7, 2011, FINRA approved the change to US Fuel Corporation and the symbol change from NSOL to USFF.

On October 11, 2011, the Company entered into an agreement with Larry E. Harris under which Harris would receive ½ of 1% of the net operating income of the first US Fuel coal--to--liquid plant commissioned by the Company. This agreement was reached as the settlement of a dispute between the Company, G & A Capital and Harris.

On May 15, 2012, G & A Capital partially exercised the warrant provided for in the G & A Capital Agreement, taking 300,851,000 common shares, leaving a balance available under the warrant of 195,426,915, however they have since agreed not to exercise the remainder of this warrant and it can no longer be exercised. All shares of our common stock that G&A Capital own today, remain restricted .

On July 30, 2012, Schrader & Associates, LLC filed a complaint against Fuel Frontiers, Inc. in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No. 12--CI--352 to Quiet Title on property acquired by Fuel Frontiers, Inc. The property that is the subject of this litigation is not the site selected for the US Fuel Muhlenberg County coal to diesel facility.

On September 10, 2012, the Company Board of Directors unanimously approved the decision by Mr. Bagot as CEO to execute a quit claim deed to resolve the quiet title action pending between the Company and Scott Schrader.

On August 14, 2012, the Company entered into a Master Services Agreement (“MSA”) with Global Private Funding, Inc., which included provisions for Global to provide the Company with business incubation services, legal & compliance services and underwriting services. On April 22, 2013, the Company terminated the Global MSA for cause.

Fuel Frontiers, Inc. was dissolved effective as of September 12, 2012.

From the period January 1, 2011 through June 30, 2013, G & A Capital reduced the Company’s liabilities by $4,071.48 under the Stock Purchase Agreement the Company maintained with G & A Capital.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2010, the Company’s independent accountant was RBSM LLP (“RBSM”). Due to insufficient capital, the Company had not engaged RBSM to review or examine any financial statement information subsequent to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2010. Effective December 3, 2012, the Company dismissed RBSM from serving as the Company’s independent accountants.

The reports of RBSM on the financial statements of the Company for the years ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that each of those reports did contain an explanatory paragraph as to the existence of substantial doubt regarding the Company's ability to continue as a going concern. In connection with its audits of the years ended December 31, 2009 and 2008, and reviews of the Company’s financial statements through March 31, 2010, there were no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused them to make reference thereto in their report on the financial statements for such years.

As of December 3, 2012 the Company engaged Liggett, Vogt & Webb, P.A. (“LVW”) as its new independent accountants. The Company’s Board of Directors unanimously recommended that the Company change audit firms, directed the process of review of candidate firms to replace RBSM and made the final decision to engage LVW.

LVW conducted an independent audit of the Company for the year ended December 31, 2010 and the financial statements contained in this Form 10-K.

Item 9A.  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, because of the material weaknesses described below regarding our internal control over financial reporting, management concluded that our disclosure controls and procedures are ineffective as of December 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2010, and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.

Based on the COSO framework criteria, management has identified control deficiencies regarding the need for a stronger internal control environment. The lack of effectiveness of the Company’s disclosure controls and procedures was due to a deficiency in sufficient expertise as of December 31, 2010 among the Company’s accounting staff as well as a deficiency in its closing processes as it pertains to identifying all journal entries in the financial statement preparation process. Management believes that these material weaknesses are primarily due to the lack of financial resources.

We intend to devote resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting and eventually remediate the material weaknesses described above. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

In light of our weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10--K were fairly stated in accordance with GAAP.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In light of the timing of this filing, we are including a table that sets forth the names of the officers and directors as of December 31, 2010, as well as a table and related information about those persons currently serving as the Company's officers and directors.

Officers and Directors as of December 31, 2010

Name	Age	Position(s)	Term

John Fairweather	42	President, CEO, Chairman Board Directors	10/1/09-3/23/11
Kenneth Faith	39	CFO, Principal Accounting Officer,	10/9/06-5/10/11
		Member Board of Directors

Officers and Directors as of July 31, 2013

The following table and text set forth the names and ages of all directors and executive officers as of July 31, 2013. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

As disclosed in the Current Report on Form 8-K that we filed on July 18, 2013, on July 15, 2013, our Board of Directors formally accepted the previously received resignations of Mr. Paul Adams and Mr. Stephen Luck, who served as our Chief Operating Officer and a member of our Board of Directors, respectively; such resignations were effective immediately.

Name	Age	Position(s)	Term

Stanley Drinkwater	58	Chairman Board of Directors	July 2010 - Present
Harry Bagot	64	President, CEO Member Board of Directors	April 2010-Present
William Chady	56	CFO, Principal Accounting Officer, Member Board of Directors	July 2010- Present

Harry Bagot, President, CEO, Director.

Mr. Bagot, along with Mr. Drinkwater, were the initial presenters of a complete package for the production of Carbon based materials into fuel using Fischer Tropsch technology to the Company. During the past eleven years from 2000 to 2011, Mr. Bagot served as the Director of Property Management for First Montgomery Group and as the Project Manager for United Communities where he was a key member of the development and construction team where he managed an approximately $300M privatization project for joint base housing at McGuire Air Force base and Ft. Dix.  The Scope consisted of community planning, design and demolition of 1915 homes, construction of 1635 new homes and renovation of 449 homes.  Project responsibilities included: request for proposal, development, construction design, multiple business plans, zoning and construction approvals through marketing and sales.  This Privatization project received an Air Force award for the best privatized project in 2008 and again in 2010.

Stanley Drinkwater, Chairman.

Mr. Drinkwater, along with Mr. Bagot, were the initial presenters of a complete package for the production of Carbon based materials into fuel using Fischer Tropsch technology to the Company. Mr. Drinkwater, a Partner in Drinkwater & Goldstein, LLP, has twenty-eight years experience as a civil litigator specializing in personal injury, product liability and medical malpractice. Mr. Drinkwater is admitted to practice in New Jersey, Pennsylvania, and before the Federal Court of Appeals, 3rd Circuit and the United States Supreme Court.  He is a member of the Camden County Bar Association and the Association for Justice.  Mr. Drinkwater received his B.S. in Political Science from Rutgers University at Stockton, and his Juris Doctorate from Widener Law School – Widener University; member of the Phi Delta Phi Legal Society.  He was the law clerk to Senator Joseph Maressa, Camden County, New Jersey.

William Chady, CFO, Principal Accounting Officer, Director.

Mr. Chady is a Certified Public Accountant with over 28 years of experience.  He is a member of The Kentucky Society of Certified Public Accountants as well as a member of the American Institute of Certified Public Accountants.  For the most recent 21 years, Mr. Chady has operated a full service accounting firm, William E. Chady, PSC, with emphasis on small to medium size companies, many in the oil and gas industries.  Mr. Chady maintains responsibility for the full accounting function for a number of his clients and has assisted in multiple initial public offerings and private placement memorandums. Mr. Chady is currently the Chairman of the Board of four Texas Roadhouse Restaurants in addition to serving or having served as a Managing Member, Director and or Officer of several other Kentucky Corporations and Limited Liability Companies. Mr. Chady is also a member of Kentucky Fuel Associates Inc.

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
3.	Subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and,
4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Mr. Garry Sparks, Lead Project Manager. Mr. Sparks will have oversight responsibility for the planning and construction of a coal-to-liquid fuel plant in Muhlenberg County, Kentucky.  Additionally, Mr. Sparks will be responsible to work closely with the office of State Representative Brent Yonts and the office of the Governor of Kentucky to coordinate project efforts.  Mr. Sparks has an extensive 35-year background in construction, plant and project management. From 2006 to 2010 Mr. Sparks served as president of Kentucky Fuel Associates Inc., a firm dedicated to the development of the first coal-to-liquid (CTL) fuel plant in Kentucky with emphasis on curtailing the country’s dependence on foreign oil.  Additionally, from 2003 to 2008 Mr. Sparks served as president and co-owner of Mechanical Installations Inc., a firm specializing in the construction and startup of water treatment plants, paper mills, steel manufacturing and processing plants.

Corporate Governance - Board Independence

Our Board of Directors has four directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. We previously had an executive committee, which was disbanded after its sole purpose was carried out. As of the date of this filing, the Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent and at this time, do not have any independent directors.

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2010, 2011 or 2012; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, our Board seeks to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors utilizes a leadership structure that has two different persons serving the roles of Chief Executive Officer (who is the Corporation’s principal executive officer and a director) and Chairman.

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We did not receive copies of any such forms during the year ended December 31, 2010 and believe that the reports from all applicable persons have yet to be filed.

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

Item 11.  EXECUTIVE COMPENSATION

Other than the following information, we did not pay any compensation to any of the named executive officers for the two fiscal years ending December 31, 2010.

Patrick Herda’s annual base salary in 2009 was $250,000. Mr. Herda resigned his positions with the Company on October 1, 2009. The Company was never able to pay Mr. Herda his full salary and accrued such expenses. On January 10, 2006 Mr. Herda entered into a 3-way agreement whereby he irrevocably assigned deferred compensation totaling $542,987 to I.P. Technology Holding, Inc. (IPTH) in exchange for a guarantee to receive a minimum of $80,000 in cash salary from the Company for the 2006 fiscal year. On June 10, 2008 pursuant to the January 10, 2006 agreement, the Company issued 5,250,000 shares to IPTH valued at $542,987 thereby distinguishing all compensation owed to Mr. Herda.

John Fairweather joined the Company on October 1, 2009, replacing Mr. Herda as President, CEO and Chairman of the Board of Directors. Mr. Fairweather agreed to work for the Company without compensation until such time as the Company is able to secure financing for operations. Mr. Fairweather was terminated for cause from both the Company and its subsidiary on March 23, 2011. In light of his termination, all previously issued shares to Mr. Fairweather have been returned to us and all amounts owed to him have been written off.

Kenneth Faith joined the Company in the last quarter of fiscal year 2006 as Chief Financial and Principal Accounting Officer. The board of directors authorized setting Mr. Faith’s annual base salary at $225,000 as of March 2, 2008. During 2008, the Company paid Mr. Faith $20,000. The Company was never able to pay Mr. Faith's full salary; it ultimately accrued approximately $469,917 in owed compensation, but Mr. Faith has since settled this debt through the G & A Capital Agreement and the Company no longer owes any amounts to Mr. Faith. Mr. Faith resigned as Chief Financial Officer and left the Executive Committee on May 10, 2011.

Current Executive Compensation

As discussed elsewhere in this Report, in May 2011, we entered into a Stock Purchase Agreement with G & A Capital. Pursuant to the agreement with G & A Capital, they agreed - among other things - to relieve, discharge and assume certain of the Company's outstanding expenses, including accrued executive compensation, which they carried out in part, by distributing the shares of Company common stock that they owned to members of the Company's management and key individuals at their discretion. As the shares were theirs, the decision to issue shares under the Stock Purchase Agreement rested with G & A Capital, however, they sometimes consulted with the Company's Board to determine to whom and the amount of such issuances.

Pursuant to the agreement with G & A Capital, they issued an aggregate total of 144,060,000 to our officers and directors during 2012 and 2013 (see, "G & A Capital Agreement" in Item 1).

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2010.

Director Compensation

During the fiscal year ended December 31, 2010, no directors received compensation.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In light of the timing of this Form 10-K, we are including two security ownership tables below: Table I speaks as of December 31, 2010 and Table II speaks as of July 31, 2013.

The following tables sets forth certain information regarding beneficial ownership of our Common Stock as of the date specified by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 5505 Connecticut Ave NW Suite 191, Washington, DC 20015. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Table I

As of December 31, 2010, we had 99,120,981 shares of Common Stock issued and outstanding.

Title of Class	Amount and Nature	Percent of Class
Common Stock

John Fairweather	0	0.00%

Kenneth Faith	0	0.00%

Stanley Drinkwater	0	0.00%

William Chady	0	0.00%

Total	0	0.00%

Table II

As of July 31, 2013, we had 564,374,057 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Harry Bagot	33,600,000	(1)	5.95%
Stanley Drinkwater	76,050,000		13.47%
William Chady	12,547,366		2.22%
Stephen Luck	10,000,000		1.77%
Paul Adams	15,000,000		2.65%
All officers and directors as a group (five persons)	147,197,366		26.06%

G & A Capital Development LLC (1)	221,700,000		39.28%
Reyna & Associates, LLC (2)	71,382,576		12.64%

1)	This amount includes 600,000 shares that Mr. Bagot purchased on the open market.

2)	G & A Capital submitted a proxy giving Mr. Bagot, Mr. Drinkwater and Mr. Chady (our current board members), collectively, voting power over the shares held by G & A Capital.

3)	Reyna submitted a proxy giving Mr. Bagot, Mr. Drinkwater and Mr. Chady (our current board members), collectively, voting power over the shares held by G & A Capital.

(c) Changes in Control. To management’s knowledge, there are no arrangements which may result in a change in control.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2010 or 2009, or any currently proposed transaction (as of the date of this Report), in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 3, 2012, RBSM LLP (“RBSM”) was dismissed as the Company's independent registered public accounting firm. As of December 3, 2012, the Company engaged Liggett, Vogt & Webb, P.A. (“LVW”) as its new independent registered public accounting firm.

During the year ended December 31, 2010 and 2009, the Company was billed the following fees in each of the prior two fiscal years by RBSM:

	Year Ended December 31, 2009	Year Ended December 31, 2010
Audit Fees	$63,175	$33,375
Audit-related Fees	-0-	-0-
Tax Fees	5,000	-0-
All other fees	-0-	-0-
Total Fees	$68,175	$33,375

Since LVW was engaged in 2012, the firm has not billed any audit, audit-related, tax or other fees during the years ended December 31, 2010 and 2009.

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2010 or 2009.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

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

To our knowledge, the Company's principal accountant during 2010 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Name of Document

3.1	Certificate of Incorporation, as Amended *
3.2	Bylaws *
10.1	Form of Stock Purchase Agreement with G & A Capital, Development LLC, dated May 12, 2011*
10.2	Form of Amendment to Stock Purchase Agreement with G & A Capital, Development LLC, dated *
10.3	Form of Stock Purchase Agreement and exhibits with Schrader & Associated Defined Benefit Pension Plan*

10.4	Form of Joint Venture Agreement with Renewed World Energies, Inc., dated April 26, 2013 (to be filed by amendment)

10.5	Teaming Agreement with Woolpert, Inc., dated May 3, 2013 (to be filed by amendment)

20.1	Code of Ethical Conduct (Incorporated by reference to Exhibit 99 to the Form 10KS for the year ended December 31, 2003)

21	List of subsidiaries (Filed herewith)

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)

31.2	Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)

32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)

32.2	Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US FUEL COPORATION

Date: August 1, 2013	By:	/s/ Harry Bagot
Harry Bagot
Chief Executive Officer (Authorized Signatory)

US FUEL CORPORATION

Date: August 1, 2013	By:	/s/ William E. Chady
William E. Chady
Chief Financial Officer & Principal Accounting Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Bagot	CEO, Director, President	August 1, 2013
Harry Bagot	(Principal Executive Officer)

/s/ William E. Chady	CFO, Director	August 1, 2013
William E. Chady	(Principal Financial Officer)

