Form 10-K
period 2011-12-31
US FUEL CORP
filed 2013-08-23
CIK 1116112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 000-31959

US Fuel Corporation

(Name of registrant as specified in its charter)

NEVADA	88-0433815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 White Horse Pike, Suite 200 Atco, NJ 08004

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (856) 753-1046

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

Yes ☐  No ☒

The aggregate market value of the shares of the issuer's voting stock held by non-affiliates as of June 30, 2011, was $15.8 million based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on such date. As of August 21, 2013, there were 564,374,057 shares of the issuer's common stock outstanding.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2011

NUCLEAR SOLUTIONS INC

Item		Page
PART I

1.	Business	3
1A.	Risk Factors	9
1B.	Unresolved Staff Comments	15
2.	Properties	15
3.	Legal Proceedings	15
4.	Mine Safety Disclosures	16

PART II

5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6.	Selected Financial Data	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosures About Market Risk	18
8.	Financial Statements and Supplementary Data	F1 – F15
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19
9A.	Controls and Procedures	19
9B.	Other Information	20

PART III

10.	Directors, Executive Officers and Corporate Governance	20
11.	Executive Compensation	23
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
13.	Certain Relationships and Related Transactions	25
14.	Principal Accountant Fees and Services	26

	PART IV

15.	Exhibits and Financial Statement Schedules	27

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

Item 1. Description of Business

This Form 10-K for the period ended December 31, 2011 is being filed in August 2013, due to the Company’s failure to timely file audited financial information for the fiscal years of 2010, 2011 and 2012.

In addition to filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company recently filed its Form 10-K for the fiscal year ended December 31, 2010 and shall soon be filing a Form 10-K for the year ended December 31, 2012, as well as the required quarterly reports on Form 10-Q (collectively, the "Recent Filings"). This Report is historically accurate for the period of this filing and although we include some current information, we strongly recommend reading this Report in conjunction with the Form 10-K for 2010 and 2012, as well as the Company's other to be filed and filed quarterly reports and current reports, to fully understand the Company’s current business and financial situation.

Our Corporate History and Business.

In light of the timing of this filing, in addition to providing a brief summary of our history, we are also providing a summary of the key events that have occurred since the year ending December 31, 2009, which is the last annual report we filed prior to filing any of the Recent Filings, through the date of this Report. Please note that we have previously disclosed information about some of the corporate actions and transactions in further detail and this section shall serve only as a summary of such events, you are therefore encouraged to review our prior filings.

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

On October 7, 2011, FINRA approved the name change to US Fuel Corporation and the symbol change from NSOL to USFF.

On September 10, 2012, pursuant to the Board's unanimous consent to same, the following events took place:

1.	Paul Adams was appointed as the Company's Chief Operating Officer;

2.	Stephen Luck was appointed as a member of the Board of Directors;

3.	Mr. Schwartz resigned from the Executive Committee;

4.	The Executive Committee was dissolved because it accomplished its purpose and was no longer needed;

5.	FFI shall be dissolved. The technology embedded in FFI was deemed unfeasible and could not be financed;

6.	Unanimously approved a salary for Mr. William Chady of $110,000 per year; and,

7.	It was decided that Mr. Stanley Drinkwater will cast the tie breaking vote in the case of a dead lock. G & A Capital, Development LLC also agreed to this provision and to proxy their votes to Mr. Stanley Drinkwater if required (See "G & A Capital Agreement" below).

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

In 2011, as a result of the G & A Capital Stock Purchase Agreement, the Company's liabilities were reduced by $372,500.

On May 15, 2012, G & A Capital exercised a cashless provision related to warrants issued in May 2011. The Company issued 300,851,000 common shares.

During 2012, G & A Capital provided the following aggregate executive compensation as per their agreement:

Name	Share Amount
Stanley Drinkwater	76,050,000
Harry Bagot	33,000,000
William Chady (1)	10,000,000
Garry Sparks (2)	7,500,000
Steven Luck	10,000,000
Paul Adams (3)	10,000,000

1)	Mr. Chady is a member of Kentucky Fuel Associates, Inc. (“KFA”), a company with whom FFI entered into a collaborative arrangement for the development of coal-based gas-to-liquid (“CTL”) fuel production facilities in the State of Kentucky. (See, "Note 2, Collaborative Agreement").

2)	Mr. Sparks is the General Product Manager to Kentucky Fuel Associates, Inc. (“KFA”), a company with whom FFI entered into a collaborative arrangement for the development of coal-based gas-to-liquid (“CTL”) fuel production facilities in the State of Kentucky. (See, "Note 2, Collaborative Agreement").

3)	In March 2013, G & A Capital provided Mr. Adams with an additional 5,000,000 shares of common stock for executive compensation.

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

On January 22, 2013, the Company’s offer to purchase real property for a coal-to-liquids facility in Muhlenberg County, Kentucky was accepted. The site consists of approximately 126.1 acres of real property in Muhlenberg County, Kentucky near the community of Central City, Kentucky along U.S. Hwy. 431 and adjacent to an operating surface coal mine.

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

Major Officer/Director Changes

As further detailed in the Current Report on Form 8-K that we filed on March 31, 2011 and September 17, 2012 and, after a 10 day suspension period, Mr. Fairweather was terminated as the Company's CEO, President and all positions he held with the Company in March 2011.

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

Litigation (Please also see, Legal Proceedings)

As disclosed in the Company's prior public filings, a former shareholder of FFI (Scott Schrader - "Schrader") instituted litigation against the Company and FFI in the fall of 2010. Schrader is the Plan Sponsor, Plan Administrator Fiduciary and Participant of Schrader & Associates Defined Benefit Pension Plan ("Schrader"), the co-plaintiff, with whom we entered into a Stock Purchase Agreement and a Management Agreement in 2009. The litigation resulted in questionable actions by, and the ultimate termination of Mr. Fairweather on March 23, 2011. When Mr. Fairweather left the Company, he took many company files and refused to return them. Such actions are currently the subject of a criminal case against Mr. Fairweather entitled The State of New Jersey v. John Fairweather, pending in the Municipal Court of Waterford Township, Complaint number S 2012 00165, in which Mr. Fairweather is charged with theft of company property. At the first hearing of this matter on September 13, 2012, Mr. Fairweather failed to appear, but the case has since been dismissed.

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

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended December 31, 2009 through 2012. We are also required to file Franchise Tax Reports in Nevada, but have not yet filed the required forms. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to a Smaller Reporting Company

Item 2. Description of Property

Effective in 2013, the Company’s mailing address is 277 White Horse Pike, Atco, NJ, 08004, where we sublet office space. We sublet the space from Drinkwater & Goldstein, LLP, to which one of our directors - Mr. Drinkwater, is a partner. We currently pay approximately $4,368 per month for this space and related office expenses

Item 3. LEGAL PROCEEDINGS

As of the date of this filing, there are three legal proceedings filed against the Company.

I.	On September 30, 2010, plaintiff Scott Schrader initiated litigation in the Commonwealth of Kentucky, Franklin Circuit Court, Case No 10-CI-01548 against defendants: Nuclear Solutions (our former corporate name), Fuel Frontiers (our wholly owned subsidiary, which was dissolved in September 2012) and other individuals pursuant to a Stock Purchase Agreement and a Management Agreement, both dated June 12, 2009 by and among the parties. In the lawsuit, plaintiff alleges a dispute over an investment in FFI and presents claims for 1) Breach of Contract; 2) Negligent/Intentional Misrepresentations; 3) Fraud and Fraudulent Inducement; 4) Unjust Enrichment; and 5) Breach of Constructive or Resulting Trust. On June 7, 2013, the Court granted Defendants’ motion to dismiss and dismissed the action “without prejudice based on lack of personal jurisdiction and improper venue (forum non conveniens)."

II.	On July 30, 2012, Schrader & Associates, LLC (“Schrader”) filed a complaint against Fuel Frontiers, Inc. (“FFI”), one of Company's subsidiaries, in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No. 12-CI-352 to Quiet Title on property acquired by FFI. The action is related to the Stock Purchase Agreement and Management Agreement, both dated June 12, 2009 (“June 2009 Agreements”), pursuant to which FFI was under the obligation to acquire certain real property for the construction of a coal-to-diesel facility, and under certain circumstances Schrader & Associates Defined Benefit Pension Plan (an entity believed to be associated with Schrader) was entitled to obtain the ownership of the property from FFI. However, the property that is the subject of this litigation is not the site selected under the June 2009 Agreements. The Company has executed a quitclaim deed relative to the subject property for delivery to plaintiff and expects that action to resolve this litigation. Additionally, FFI was dissolved in September 2012 and the suit is now progressing against the Company.

III.	On May 10, 2013, Global Private Funding filed a civil action, number SC120696 in the Superior Court of the State of California, County of Los Angeles, West District.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "USFF." Prior to October 7, 2011, we traded under the symbol, “NSOL." The following table sets forth the high and low prices of our common stock for each quarter for the two most recently completed fiscal years, as well as the first two quarters of 2013. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2011
First quarter ended March 31, 2011	$0.049	$0.004
Second quarter ended June 30, 2011	$0.035	$0.015
Third quarter ended September 30, 2011	$0.13	$0.02
Fourth quarter ended December 31, 2011	$0.109	$0.035

2012
First quarter ended March 31, 2012	$0.05	$0.0252
Second quarter ended June 30, 2012	$0.049	$0.0252
Third quarter ended September 30, 2012	$0.11	$0.022
Fourth quarter ended December 31, 2012	$0.11	$0.051

2013
First quarter ended March 31, 2013	$0.075	$0.035
Second quarter ended June 30, 2013	$0.058	$0.024

Holders

As of December 31, 2011, there were approximately 695 record owners of our common stock; as of August 21, 2013, there were approximately 695 record owners of our common stock.

Dividends

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

During the year covered by this Report, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise: (i) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (iii) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the below transactions involved a public offering, and unless otherwise noted below, we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC.

In May 2011, we issued G & A Capital 5,000,000 shares of our preferred stock pursuant to the G & A Capital Agreement (Please see, Item 1 "G & A Capital Agreement").

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we do not have any effective equity compensation plans from which we can issue any securities.

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

Plan of Operation

During 2011, the Company continued to work to develop coal-to-liquid facilities and has continued to do so in 2012 and 2013. However, our development efforts have been and continue to be limited due to insufficient capital. The Company had a net loss of $4,457,613 for 2011 and a net loss of $357,933 for 2010.

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

Comparison of Results of Operations for the year ended December 31, 2011 to the year ended December 31, 2010

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the year ended December 31, 2011 and for the year ended December 31, 2010.

Business Concentration

For the year ended December 31, 2011, and the year ended December 31, 2010, the balance of all accounts receivables was from one customer.

OPERATING EXPENSES: Total operating expenses from continuing operations increased from $356,033 for the year ended December 31, 2010 to $823,290 for the year ended December 31, 2011. The principal reason for this increase was due to consulting fees, executive compensation, legal, and professional fees resulting from the concentration of the company’s efforts on its synthetic fuel projects and suspension of nuclear technology projects.

NET LOSS: The Company incurred a net loss of $4,461,627 for the year ended December 31, 2011, compared with a net loss of $357,933 for the year ended December 31, 2010, which reflects a year-to-year increase in the amount of loss for the period of $4,103,694. The principal reason for this increase is related to a bad debt charge related to the G&A Capital agreement.

 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had a working capital deficit of $6,490,104 which compares to a working capital deficit of $6,455,336 as of December 31, 2010. As a result of our operating losses for the year ended December 31, 2011, we generated a cash flow deficit of $637,014 from operating activities. Cash flows used in investing activities was $3,027 during the period. Cash flows provided by financing activities were $417,540 on expenses paid by G&A Capital on our behalf.

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

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2011 financial statements included in this Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

a)

Page No.

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2011 and 2010	F3

Consolidated Statements of Losses for the years ended December 31, 2011, and 2010	F4

Consolidated Statements of Deficiency in Stockholders' Equity for the years ended December 31, 2011, and 2010	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2011, and 2010	F6

Notes to Consolidated Financial Statements	F7 to F15

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

US Fuel Corporation

Atco, New Jersey

We have audited the accompanying consolidated balance sheets of US Fuel Corporation and Subsidiaries (formerly Nuclear Solutions, Inc. and Subsidiaries or the "Company"), as of December 31, 2011 and 2010 and the related consolidated statements of losses, deficiency in equity, and cash flows for years the ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, inconformity with accounting principles generally accepted in the United States of America.

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

\s\ Liggett, Vogt & Webb, P.A.

New York, NY

August 22, 2013

F2

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Current assets:
Deposits	$1,800	$1,800
Total current assets	1,800	1,800
Property and equipment, net of accumulated depreciation of $12,682 as of December 31, 2011 and $9,273 as of December 31, 2010 , respectively	103,946	104,328

Total assets	$105,746	$106,128

LIABILITIES AND DEFICIENCY IN EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,452,904	$6,418,136
Convertible notes payable	39,000	39,000

Total current liabilities	6,491,904	6,457,136

Common stock subscription liability	-	245,000

Total liabilities	6,491,904	6,702,136

Commitments and contingencies

Deficiency in equity:
Preferred stock, $0.0001 par value; 200,000,000 shares
Authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000
shares authorized, 263,523,057 and 99,120,981 issued and outstanding, as of December 31, 2011 and December 31, 2010, respectively	26,421	9,912
Additional paid-in capital	27,287,918	19,969,387
Accumulated deficit	(31,536,076)	(27,078,463)
Subscription receivable	(2,663,563)	-

Total deficiency in stockholders’ equity	(6,885,300)	(7,099,164)

Noncontrolling Interest	499,142	503,156

Total deficiency in equity	(6,386,158)	(6,596,008)

Total liabilities and deficiency in equity	$105,746	$106,128

The accompanying notes are an integral part of the consolidated financial statements.

F3

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF LOSSES

	For the Years Ended December 31,
	2011	2010

Revenue	$-	$-

Operating expenses:
General and administrative expenses	819,881	327,958
Depreciation and amortization	3,409	3,575
Bad Debt	-	24,500

Total operating expenses	823,290	356,033

Loss from operations	(823,290)	(356,033)

Other income (expense):
Interest expense	(1,900)	(1,900)
Bad debt - related party subscription receivable	(3,636,437)	-

Loss before provision for income taxes	(4,461,627)	(357,933)

Provision for income taxes	-	-
Net loss	(4,461,627)	(357,933)

Net loss attributable to the noncontrolling interest	(4,014)	(9,263)

Net loss attributable to US Fuel Corporation	$(4,457,613)	$(348,670)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	188,754,330	98,804,214

The accompanying notes are an integral part of the consolidated financial statements.

F4

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF DEFICIENCY IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

									Total
	Common Stock		Additional Paid - In	Preferred Stock		Accumulated	Non- Controlling	Subscription	Deficiency in
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Receivable	Equity

Balance January 1, 2010	97,890,981	$9,789	$19,964,510	-	$-	$(26,729,793)	$512,419		$(6,243,075)

Shares issued for future services	1,230,000	123	4,877						5,000

Net income	-	-	-		-	(348,670)	(9,263)		(357,933)

Balance December 31, 2010	99,120,981	$9,912	$19,969,387	-	$-	$(27,078,463)	$503,156		$(6,596,008)

Shares issued for a debt consolidation	-	-	245,000	200,000,000		-	-		245,000

Shares issued for debt consolidation	164,402,076	16,509	7,073,531	(200,000,000)		-	-		4,426,477

Net loss	-	-	-		-	(4,457,613)	$(4,014)	(2,663,563)	(4,461,627)

Balance December 31, 2011	263,523,057	$26,421	$27,287,918	-	-	$(31,536,076)	$499,142	$(2,663,563)	$(6,386,158)

F5

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,461,627)	$(357,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt - related party subscription receivable	3,636,437	-
Bad debt		24,500
Depreciation and amortization	3,409	3,575
Stock based compensation		5,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	407,268	93,282
Net cash used in used operating activities	(414,513)	(231,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,027)	-

Net cash used in investing activities	(3,027)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from G&A Capital		245,000
Expenses paid by G&A Capital	417,540	-
(Repayments) of notes and loans		(15,000)

Net cash provided by financing activities	417,540	230,000

Net increase (decrease) in cash	-	(1,576)

Cash, beginning of period	-	1,576

Cash, end of period	$-	$-

Supplemental disclosures:
Cash paid for:
Interest	-	-
Income taxes	-	-

Non-cash investing and financial activities:
Common stock subscription exercised by G & A Capital	$245,000	-
Common stock issued by G& A Capital with settlement of accrued expenses	$372,500	-

The accompanying notes are an integral part of the consolidated financial statements.

F6

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005 the Company formed a wholly owned subsidiary, Fuel Frontiers Inc.(“FFI”), to pursue alternative fuel technology and projects

On July 31, 2006 the Company formed a wholly owned subsidiary, Liquidyne Fuels, which has no activity.

In 2008 the Nuclear Solutions Board of Directors elected to focus the Company exclusively on the production of synthetic fuels through the FFI subsidiary. Activities related to nuclear waste remediation was suspended.

On June 10, 2011 the Company name was changed from Nuclear Solutions to US Fuel Corporation, with a singular focus to design, build, own and operate coal-to-liquid (“CTL”) facilities.

Seeing no further need for the specific susidiary, on September 12, 2012, FFI was dissolved.

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

F7

Collaborative Arrangement

In 2007, the Company, through its subsidiary FFI, entered into a collaborative arrangement with Kentucky Fuels Associates, Inc. (“KFA”) for the development of coal-based gas-to-liquid (“CTL”) fuel production facilities in the state of Kentucky. KFA has agreed to provide an initial funding of $2,000,000 per site to be applied by FFI towards any and all costs and expenses incurred in the ordinary course of business for the development, construction and arranging of financing to closure including without limitation the following costs: engineering, procurement, administrative, development management, financing, legal, operations and maintenance costs for each said fuel production facility. In consideration for KFA's initial minimum funding contribution, KFA will receive 7% of the annual net pre-tax income of each jointly developed CTL diesel fuel facility and 2.5% equity interest in the first CTL diesel fuel facility developed by FFI and KFA. Additionally, KFA will have the exclusive right to develop CTL diesel fuel facilities with FFI in the state of Kentucky and a conditional first right of refusal to develop CTL diesel fuel facilities in the remainder of the United States.

We are accounting for this agreement pursuant to ASC Topic 808 “Collaborative Arrangements”. During the years ended December 31, 2011 and 2010, we reported $0 for both years as payments received pursuant to collaborative agreements. The unexpended balance of payments received of $0 for both December 31, 2011 and 2010 is reported as a current liability as advance payments received.

KFA dissolved in 2012 and our contract with them is no longer in force. Accordingly, we are no longer have any obligations to pay KFA and therefore any amounts previously set aside for KFA shall instead be retained by the Company.

Noncontrolling Interest

As a result of adopting ASC 810-10 Consolidations, we present non-controlling interests as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Deficiency in Equity.

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

Concentration of Risk

Financial instruments and related items which potentially subject the Company to concentration of credit risk consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions and has not experienced any losses in its accounts.

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

F8

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

Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718-10, “Compensation-Stock Compensation”, which was adopted in 2006, using fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

Loss Per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share.  The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

Fair Value of Financial instruments

The carrying amounts of financial instruments, which include accounts payable, accrued expenses and debt-obligations approximate their fair value due to their short term nature and/or variable interest rates. The Company's debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for these instruments approximate fair value. As of December 31, 2011 and 2010, the Company did not have any financial instruments that are required to be measured on a recurring basis.

The Company adopted new accounting guidance pursuant to ASC 820 which established a framework for measuring the fair value and expands disclosure about fair value measurement. The Company did not elect fair value accounting for any assets and liabilities allowed by previous guidance. Effective January 1, 2009, the Company adopted the provisions accounting guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted new accounting guidance which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. The adoption of the provisions of ASC 820 did not have a material impact on our financial position or results of operations.

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used.

1.Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

2. Level 2 Quoted prices in market that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

F9

3. Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no activity).

The carrying amounts of financial instruments, which include cash, accounts payable, accrued expenses and debt obligations, approximate their fair values due to he short-term nature. As of December 31, 2011 and 2010, the Company does not have financial assets or liabilities that are measured at fair value on a recurring basis.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net loss of $4,461,627 and $357,933 during the years ended December 31, 2011 and 2010, respectively. The Company's current liabilities exceeded its current assets by $6,490,104 as of December 31, 2011. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consists of the following:

	2011	2010
Land	$95,726	$95,726
Fixtures and equipment	20,902	17,875
	116,628	113,601
Less: accumulated depreciation	(12,682)	(9,273)

Net property and equipment	$103,946	$104,328

During 2009, the Company purchased a parcel of land for $95,726 to be utilized in the CTL project.

Depreciation expense totaled $3,409 and$ 3,575 for the years ended December 31, 2011 and 2010, respectively.

F10

NOTE 6 - CONVERTIBLE DEBT

Notes payable at December 31, 2011 and 2010:

	2011	2010
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
Total notes payable	39,000	39,000
Less: current portion	(39,000)	(39,000)
Balance notes payable (long term portion)	$—	$—

NOTE 7 – RELATED PARTY TRANSACTION

On December 3, 2009, the Company executed a promissory note, a former chief executive officer, in the amount of $15,000. The note bears no interest and was due April 3, 2010. The note was repaid on March 11, 2010.

During the years ended 2011 and 2010, the Company incurred rent and administrative expenses payable to a related party totaling $30,600 and $40,950, respectively.

See related party transactions related to G&A Capital Development LLC.

NOTE 8 – STOCKHOLDER'S EQUITY

The Company is authorized to issue 800,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2011 and 2010, the Company has issued and outstanding 263,523,057 and 99,120,981 shares of common stock, respectively.

On April 5, 2010, the Company issued 1,230,000 shares of common stock to a former officer.

During the year ended December 31, 2010, the Company received $245,000 or a subscription liability from G & A Capital Development Company.

On May 12, 2011, the Company entered into an agreement with G&A Capital Development LLC (“G& A Capital”), a related party, whereby the Company issued 200,000,000 shares of Series A Preferred shares and a warrant to purchase 496,277,915 shares of common stock for an aggregate price of $2,000,000. The warrant shall have an exercise term of two years. Upon the Company increasing their number of authorized shares, the 200,000,000 shares of Series A Preferred shares were agreed to be exchanged for 164,402,076 shares of common stock. The share and warrant issuances were in consideration of G&A Capital making previous payments on the Company’s behalf totaling $662,540 ($245,000 subscription received in 2010 and $417,540 expenses paid by G&A Capital in 2011) and an agreement that of G&A Capital will assume the outstanding financial obligations incurred by the Company up to $8,000,000 as long as the liability was incurred on or before September 11, 2011. in accounts payable and officers compensation packages. During the year ended December 31, 2011, G & A Capital had settled $372,500 of the Company's financial obligations by transferring common stock previously received form the May 12, 2011 agreement.

NOTE 9 – NONCONTROLLING INTEREST

The Company initially owned 100% of the issued and outstanding common stock of its subsidiary FFI, which was represented by 30,000,000 shares. On June 12, 2009, the Company entered into a Stock Purchase Agreement and sold 10%, or 3,000,000 FFI common shares (the “Shares”) to Schrader & Associates Defined Benefit Pension Plan (herein, “Schrader”) for the sum of $350,000.

Schrader granted the Company the first right of refusal to match or exceed any third party bona fide offer to purchase the Shares until June 12, 2014.

As of September 11, 2011, the Company had recorded a subscription receivable of $6.3 million related to the liabilities that were to be ultimately settled by G&A Capital. In 2012, G&A Capital settled approximately $2.7 million of accrued liabilities. As a result, the Company recorded a bad debt charge in 2011 related to the remaining $3.6 million that was not subsequently settled.

F11

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

The investment by Schrader in FFI is recorded as a noncontrolling interest in the financial statements and is summarized as follows at December 31, 2011 and 2010:

Sale of FFI shares	$525,000
Sale of option	5,000
Allocated loss – 2009	(17,581)
Balance at December 31, 2009	512,419
Allocated loss - 2010	(9,263)
Balance at December 31, 2010	503,156
Allocated loss - 2011	(4,014)
Balance at December 30, 2011	$499,142

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

NOTE 10- ACCRUED EXECUTIVE COMPENSATION

As of December 31, 2011 and 2010, the Company owed former and current employees approximately $1,440,154 and $1,284,154, respectively.

F12

The Company had an Employment Agreement with Paul M Brown, its former President, whereby the Company was to pay Mr. Brown an annual base salary of $250,000. Mr Brown passed away in April 2002. For the year ended December 31, 2002, the amount of salary accrued until Mr. Brown's death was $142,667. Such amount has not been paid to Mr. Brown's estate and remains a liability on the Company's books.

On September 13, 2001, the Company hired Patrick Herda as the Vice President of Business Development. Mr Herda was the President and CEO of the Company from September 2001 until October 2009. Mr. Herda's salary was $110,000 for the year ended December 31, 2006 and $55,000 for the year ended December 31, 2007. The Company was unable to pay Mr. Herda his full salary and these unpaid sums have been accrued. On January 10, 2006, Mr. Herda entered into a 3-way agreement whereby he irrevocable assigned deferred compensation totaling $542,987 to I.P. Technology Holding, Inc. (IPTH), a New Jersey corporation with whom we had a licensing agreement, in exchange for a guarantee to receive a minimum of $80,000 in cash salary from the Company, for the 2006 fiscal year. On June 10, 2008, pursuant to the January 10, 2006 agreement, the Company issued 5,250,000 shares to IPTH valued at $542,987. As of December 31, 2011 and 2010, the amount accrued was $161,376.

On January 23, 2002, the Company hired John Dempsey as the Vice President at an annual base salary of $120,000. Mr. Dempsey resigned effective September 5,2005. The Company has been unable to pay Mr. Dempsey's full salary in past years and these unpaid sums have been accrued. As of December 31, 2011 and 2010, the amount accrued was $328,799 and at Mr. Dempsey's discretion will ,be paid back either in cash or common stock at a price of $1 per share.

Kenneth Faith the Company's Chief Financial Officer from 2007 to 2011, did not receive a salary during the fiscal year ended December 31, 2007. The Board of Directors approved an annual base salary of $225,000 commencing March 1, 2008. The Company was never able to pay Mr. Faith's full salary and ultimately accrued approximately $455,500 in owed compensation, but Mr. Faith has since settled this debt through the G & A Capital Agreement and the Company no longer owes any amounts to Mr. Faith, therefore, such debt is no longer reflected on the Company's books.

John Powers, an independent director of the Company from June 2002 to October 2009, did not receive a salary during the fiscal year ended December 31, 2007. The Board of Directors approved giving Mr. Powers $41,563 in directors compensation commencing March 1, 2008 and G & A Capital paid such amounts through its agreement with the Company.

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

On September 30, 20101, plaintiff Scott Schrader initiated litigation in the Commonwealth of Kentucky, Franklin Circuit Court, Case No 10-CI-01548 against Nuclear Solutions, Fuel Frontiers and other individuals. In the lawsuit, plaintiff alleges a dispute over an investment in Nuclear Solutions and presents claims for breach of contract, intentional misrepresentations, negligence, fraud and fraudulent inducement, unjust enrichment and breach of constructive or resulting trust.

F13

NOTE 12 – OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	500,000	$0.35
Granted	—	—
Exercised	—	—
Canceled or expired	(500,000)	(0.35)

Outstanding at December 31, 2010	—	—
Granted	496,277,915	0.004
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2011	496,277,915	0.004

 NOTE 13-NON_QUALIFIED STOCK GRANT AND OPTION PLAN

In 2007, the Company adopted Non_qualified Stock Grant and Option Plan, which expired in 2010. The Plan was administered by the Company's Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provided services to the Company were eligible participants. Participants were eligible to be granted warrants, options, and common stock as compensation.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $18 million, which will expire by 2031.   The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company's future use of its existing net operating losses may be subject to limitations of Section 382 of the Internal Revenue Code. As of December 31, 2011, we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $ 280,100 and by $ 91,100 during the years ended December 31, 2011 and 2010, respectively.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is delinquent in filing its federal and state income tax returns for the years ended December 31, 2010, 2011 and 2012. No tax returns are currently under examination by any authorities.

F14

NOTE 14 – SUBSEQUENT EVENTS

On May 15, 2012, G & A Capital exercised a cashless provision related to the warrants issued in May 2011. The Company issued 300,851,000 common shares.

On July 30, 2012, Schrader & Associates, LLC filed a complaint against Fuel Frontiers, Inc. in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No 12-CI-352 to Quiet Title on property acquired by Fuel Frontiers, Inc. The property that is subject of this litigation is not the site selected for the US Fuel Muhlenberg County coal-to-liquid facility.

On September 10, 2012, the Company Board of Directors unanimously approved the decision by Harry Bagot as CEO to execute a quit claim deed to resolve the quiet title action pending between the Company and Scott Schrader.

On August 14, 2012, the Company entered into a Master Services Agreement (“MSA”) with Global Private Funding, Inc. which included provisions for Global to provide the Company with business incubation services, legal and compliance services and underwriting services. On April 22, 2013, the Company terminated the MSA for cause.

Fuel Frontiers, Inc. was dissolved effective as of September 12, 2012.

From the period January 1, 2011 through June 30, 2013, G & A Capital reduced the Company's liabilities by $4,071,480 under the Stock Purchase Agreement the Company maintained with G & A Capital.

F15

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

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are ineffective as of December 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2011, and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

Based on the COSO framework criteria, management has identified control deficiencies regarding the need for a stronger internal control environment. The lack of effectiveness of the Company’s disclosure controls and procedures was due to a deficiency in sufficient expertise as of December 31, 2011 among the Company’s accounting staff as well as a deficiency in its closing processes as it pertains to identifying all journal entries in the financial statement preparation process. Management believes that these material weaknesses are primarily due to the lack of financial resources.

We intend to devote resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting and eventually remediate the material weaknesses described above. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

In light of our weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10—K were fairly stated in accordance with GAAP.

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

Item 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of all directors and executive officers as of August 21, 2013. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

As described in more detail elsewhere in this Report, Mr. John Fairweather served as our President, Chairman and CEO until March 2011 and Mr. Kenneth Faith served as our CFO and as a member of our Board until May 2011.

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

Stanley Drinkwater, Chairman.

Mr. Drinkwater, along with Mr. Bagot, were the initial presenters of a complete package for the production of Carbon based materials into fuel using Fischer Tropsch technology to the Company. . Mr. Drinkwater, a Partner in Drinkwater & Goldstein, LLP, has twenty-eight years experience as a civil litigator specializing in personal injury, product liability and medical malpractice. Mr. Drinkwater is admitted to practice in New Jersey, Pennsylvania, and before the Federal Court of Appeals, 3rd Circuit and the United States Supreme Court.  He is a member of the Camden County Bar Association and the Association for Justice.  Mr. Drinkwater received his B.S. in Political Science from Rutgers University at Stockton, and his Juris Doctorate from Widener Law School – Widener University; member of the Phi Delta Phi Legal Society.  He was the law clerk to Senator Joseph Maressa, Camden County, New Jersey.

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2011 or 2012; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

We did not receive copies of any such forms during the year ended December 31, 2011 and believe that the reports from all applicable persons have yet to be filed.

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

As of the date of this Report, our board of directors and executive officers have verbally agreed not to sell any of the shares of our Common Stock that they own at this time. Our executive officers and directors have indicated that sometime during the next 12 months, they intend to establish a written 10b5-1 trading plan and although the exact terms of such plan are not yet finalized, it is expected that it will contain a dribble out provision limiting the number of shares of Common Stock that any one officer or director may sell within a specific time period.

Item 11.  EXECUTIVE COMPENSATION

Other than the following information, we did not pay any compensation to any of the named executive officers for the two fiscal years ending December 31, 2011.

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

As disclosed elsewhere in this Report, pursuant to a unanimous written consent of the Board on September 10, 2012, Mr. Chady shall receive $110,000 per year; however, such amounts shall accrue until we are able to pay same.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2011.

Director Compensation

During the fiscal year ended December 31, 2011, no directors received compensation.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In light of the timing of this Form 10-K, we are including two security ownership tables below: Table I speaks as of December 31, 2011 and Table II speaks as of August 21, 2013.

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

Table I

As of December 31, 2011, we had 263,523,057 shares of Common Stock issued and outstanding.

Title of Class	Amount and Nature	Percent of Class
Common Stock
Stanley Drinkwater	0	0.00%
Harry Bagot	0	0.00%
William Chady	0	0.00%

Total	0	0.00%
G & A Capital Development LLC (1)	162,714,576	61.75%

1)	G & A Capital submitted a proxy giving Mr. Bagot, Mr. Drinkwater and Mr. Chady (our current board members), collectively, voting power over the shares held by G & A Capital.

2)	Reyna submitted a proxy giving Mr. Bagot, Mr. Drinkwater and Mr. Chady (our current board members), collectively, voting power over the shares held by G & A Capital.

Table II

As of August 21, 2013, we had 564,374,057 shares of Common Stock issued and outstanding.

Between December 31, 2011 and August 21, 2013, G & A Capital distributed such number of shares of the Common Stock it owned to our executive officers and key employees, as per the terms of the Stock Purchase Agreement we maintain with them, that they no longer own more than 5% of our outstanding Common Stock. As of the date of this Report, G & A Capital has never sold any of its shares on the open market or otherwise and all shares of Common Stock they continue to own remain restricted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Harry Bagot	33,600,000	(1)	5.95%
Stanley Drinkwater	76,050,000		13.47%
William Chady	12,547,366		2.22%
Stephen Luck	10,000,000		1.77%
Paul Adams	15,000,000		2.65%
All officers and directors as a group (five persons)	147,197,366		26.06%

Reyna & Associates, LLC (2)	71,382,576		12.64%

1)	This amount includes 600,000 shares that Mr. Bagot purchased on the open market.

2)	Reyna submitted a proxy giving Mr. Bagot, Mr. Drinkwater and Mr. Chady (our current board members), collectively, voting power over the shares held by G & A Capital.

(c) Changes in Control. To management’s knowledge, there are no arrangements which may result in a change in control.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the G & A Capital Agreement, which is described elsewhere in this Report (Please see Item 1., G & A Capital Agreement"), there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during the fiscal year ending December 31, 2011, or any currently proposed transaction (as of the date of this Report), in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

(d) Transactions with Promoters.

None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 3, 2012, RBSM LLP (“RBSM”) was dismissed as the Company's independent registered public accounting firm. As of December 3, 2012, the Company engaged Liggett, Vogt & Webb, P.A. (“LVW”) as its new independent registered public accounting firm.

During the year ended December 31, 2010, the Company was billed the following fees by RBSM:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$-	$33,375
Audit-related Fees	-	-0-
Tax Fees	-	-0-
All other fees	-	-0-
Total Fees	$-	$33,375

Since LVW was engaged in 2012, the firm has not billed any audit, audit-related, tax or other fees during the years ended December 31, 2011 and 2010.

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

To our knowledge, the Company's principal accountant during 2011 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation, as Amended (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010 as filed on August 2, 2013)
3.3	Bylaws (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 as filed on August 2, 2013)
10.1

Form of Stock Purchase Agreement with G & A Capital, Development LLC, dated May 12, 2011(Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2010 as filed on August 2, 2013)

10.2

Form of Amendment to Stock Purchase Agreement with G & A Capital, Development LLC, dated May 13, 2011 (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2010 as filed on August 2, 2013)

10.3

Form of Stock Purchase Agreement and exhibits with Schrader & Associated Defined Benefit Pension Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 as filed on August 2, 2013)

10.4	Form of Joint Venture Agreement with Renewed World Energies, Inc., dated April 26, 2013 (to be filed by amendment)
10.5	Teaming Agreement with Woolpert, Inc., dated May 3, 2013 (to be filed by amendment).

20.1	Code of Ethical Conduct (Incorporated by reference to Exhibit 99 to the Form 10KSB for the year ended December 31, 2003)
21	List of subsidiaries (Filed herewith)

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)
31.2	Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)
32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)

32.2	Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US FUEL COPORATION

Date: August 23, 2013	By:	/s/ Harry Bagot
Harry Bagot
Chief Executive Officer (Authorized Signatory)

US FUEL CORPORATION

Date: August 23, 2013	By:	/s/ William E. Chady
William E. Chady
Chief Financial Officer, Principal Accounting Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Bagot	CEO, Director, President	August 23, 2013
Harry Bagot	(Principal Executive Officer)

/s/ William E. Chady	CFO, Director	August 23, 2013
William E. Chady	(Principal Financial/Accounting Officer)
August 23, 2013
Stanley Drinkwater	Director

