Form 10-K/A
period 2011-12-31
US FUEL CORP
filed 2013-08-27
CIK 1116112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 000-31959

US Fuel Corporation

(Name of registrant as specified in its charter)

NEVADA	88-0433815
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to our Annual Report on Form 10–K for the fiscal year ended December 31, 2011 originally filed with the Securities and Exchange Commission  (the “SEC”) on August 23, 2013 (the “Form 10–K”), is to correct a few clerical errors that were contained in the Form 10-K. Namely: (i) insert inadvertently omitted underlining from certain line items in the Balance Sheet and Statement of Loss; (ii) revise the Statement of Deficiency to reflect the par value of the Preferred Stock issued and subsequently converted into common stock totaling $20,000. The reclassification had no effect on the originally filed carrying values of the Preferred Stock and Additional Paid-in Capital as of December 31, 2011, (iii) to update Note 7 to state that the referenced transaction is included in stockholder's equity; and (iv) to update Note 8 and 9 by moving the paragraph about G & A Capital that was initially contained in Note 9 to Note 8. We are also filing this Amendment No. 1 to amend Item 12. Security Ownership of Certain beneficial Owners and Management to remove Stephen Luck and Paul Adams from the beneficial ownership table because they are no longer officers, directors or owners of more than 5% of our common stock; however, they do continue to own the shares of our common stock previously disclosed in the Form 10-K, but such shares are currently under an Executive Halt, which means that none of them may be traded or sold unless and until such halt is lifted.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–K.  Accordingly, this amendment should be read in conjunction with the original Form 10-K filing, as well as  our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the original filing of the Form 10-K.

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

F4

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

CONSOLIDATED STATEMENT OF DEFICIENCY IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

									Total
	Common Stock		Additional Paid - In	Preferred Stock		Accumulated	Non- Controlling	Subscription	Deficiency in
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Receivable	Equity

Balance January 1, 2010	97,890,981	$9,789	$19,964,510	-	$-	$(26,729,793)	$512,419		$(6,243,075)

Shares issued for future services	1,230,000	123	4,877						5,000

Net income	-	-	-		-	(348,670)	(9,263)		(357,933)

Balance December 31, 2010	99,120,981	$9,912	$19,969,387	-	$-	$(27,078,463)	$503,156		$(6,596,008)

Shares issued for a debt consolidation	-	-	225,000	200,000,000	20,000	-	-		245,000

Shares issued for debt consolidation	164,402,076	16,509	7,093,531	(200,000,000)	(20,000)	-	-		4,426,477

Net loss	-	-	-		-	(4,457,613)	$(4,014)	(2,663,563)	(4,461,627)

Balance December 31, 2011	263,523,057	$26,421	$27,287,918	-	-	$(31,536,076)	$499,142	$(2,663,563)	$(6,386,158)

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

See related party transactions related to G&A Capital Development LLC, included in stockholder’s equity.

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

US FUEL COPORATION

Date: August 26, 2013	By:	/s/ Harry Bagot
Harry Bagot
Chief Executive Officer
(Authorized Signatory)

US FUEL CORPORATION

Date: August 26, 2013	By:	/s/ William E. Chady
William E. Chady
Chief Financial Officer, Principal Accounting Officer

(Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Bagot	CEO, Director, President	August 26, 2013
Harry Bagot	(Principal Executive Officer)

/s/ William E. Chady	CFO, Director	August 26, 2013
William E. Chady	(Principal Financial/Accounting Officer)

Stanley Drinkwater	Director	August 26, 2013