Form 10-K
period 2012-12-31
US FUEL CORP
filed 2013-12-17
CIK 1116112

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to_________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No  ☒

The aggregate market value of the shares of the issuer's voting stock held by non-affiliates as of June 30, 2012, was $33,862,443.42 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on such date*,.  As of December 13, 2013, there were 564,374,057 shares of the issuer's common stock outstanding.

* There was no trading in our stock for a period from March 13, 2012 to September 23, 2012. The average of the bid and asked price as quoted on the OTC Electronic Bulletin Board in our stock on March 12, 2012 was $0.06 per share.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2012
NUCLEAR SOLUTIONS INC

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

Item 1. Description of Business

This Form 10-K for the period ended December 31, 2012 is being filed in December 2013, due to the Company’s failure to timely file audited financial information for the fiscal years of 2010, 2011 and 2012.

In addition to filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, earlier this year, the Company filed its Form 10-K for the fiscal year ended December 31, 2010 and December 31, 2011; the Company intends to file the required quarterly reports on Form 10-Q soon (collectively, the "Recent Filings"). This Report is historically accurate for the period of this filing and although we include some current information, we strongly recommend reading this Report in conjunction with the Form 10-K for 2010 and 2011, as well as the Company's other to be filed and filed quarterly reports and current reports, to fully understand the Company’s current business and financial situation.

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

During 2012, G & A Capital provided the following aggregate executive compensation as per their agreement:

Name	Share Amount

Stanley Drinkwater	76,050,000

Harry Bagot	33,000,000

William Chady (1)	10,000,000

Garry Sparks (2)	7,500,000

Steven Luck (3)	10,000,000

Paul Adams (3)(4)	15,000,000

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

3)	These shares are currently subject to an Executive Halt, which means that none of these shares may be traded or sold, unless and until such halt is lifted.

4)	In March 2013, G & A Capital provided Mr. Adams with an additional 5,000,000 shares of common stock for executive compensation.

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

On August 14, 2012, the Company entered into a Master Services Agreement (“MSA”) with Global Private Funding, Inc.("Global"), which included provisions for Global to provide the Company with business incubation services, legal & compliance services and underwriting services. The Company proceeded to achieve the milestones established by Global to obtain funding, but Global was unable to provide the funding as promised. Accordingly, on April 22, 2013, the Company terminated the Global MSA for cause. However, since that time and as of the date of this Report, we are working together with Global to resolve our differences in the hopes of re-establishing our working relationship.

As more specifically disclosed in the Current Report on Form 8-K that we filed with the SEC on December 18, 2012 (the "December 8K"), in November 2012, we signed a general Letter of Intent (LOI) with Empyrean West (Empyrean) wherein Empyrean agreed to assist in the funding of our coal-to-liquid (“CTL”) fuel projects in multiple locations in Kentucky. On April 22, 2013, we entered into a more specific Letter of Intent with Empyrean pursuant to which Empyrean agreed to fund up to 65% of the loan cost (the “Empyrean Portion”) for the CTL facilities specifically planned for Muhlenberg County and Perry County, Kentucky. The April 2013 LOI positions us to begin work on our first two facilities to convert coal into high quality liquid fuels, including ultralow sulfur diesel and jet fuel. The Empyrean Portion is dependent upon certain conditions, over which we may not have any control; accordingly, there is no guarantee we will receive the Empyrean Portion. If we do not receive the Empyrean Portion, we may not be able to find alternative funding sources on acceptable terms, or at all. The Empyrean Portion shall be paid through an EB-5 loan, which means that this project must meet all requirements to qualify for EB-5 status and all locations are within a Targeted Economic Area as defined by the United States Citizenship and Immigration Services. In 1990, as part of a general overhaul of the legal immigration system, Congress created the fifth employment-based preference for the issuance of United States visas.

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

Litigation  (Please also see, Legal Proceedings)

As disclosed in the Company's prior public filings, a former shareholder of FFI (Scott Schrader - "Schrader") instituted litigation against the Company and FFI in the fall of 2010. Schrader is the Plan Sponsor, Plan Administrator Fiduciary and Participant of Schrader & Associates Defined Benefit Pension Plan ("Schrader"), the co-plaintiff, with whom we entered into a Stock Purchase Agreement and a Management Agreement in 2009. The litigation resulted in questionable actions by, and the ultimate termination of Mr. Fairweather on March 23, 2011. When Mr. Fairweather left the Company, he took many company files and refused to return them. Such actions are currently the subject of a criminal case against Mr. Fairweather entitled The State of New Jersey v. John Fairweather, pending in the Municipal Court of Waterford Township, Complaint number S 2012 00165, in which Mr. Fairweather is charged with theft of company property. At the first hearing of this matter on September 13, 2012, Mr. Fairweather failed to appear, but since he later returned all of the requested records, we later had the case dismissed.

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

On May 10, 2013, Global Private Funding filed a civil action, number SC120696 in the Superior Court of the State of California, County of Los Angeles, West District; however, as of the date of this Report, the action was dismissed in California, but has been re-filed in Federal Court. Notwithstanding this matter, as of the date of this Report, we are working together with Global outside of our legal issues, to resolve our differences in the hopes of re-establishing our working relationship.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to a Smaller Reporting Company

Item 2. Description of Property

Effective in 2013, the Company’s mailing address is 277 White Horse Pike, Atco, NJ, 08004.

 Effective in 2013, the Company’s mailing address is 277 White Horse Pike, Atco, NJ, 08004, where we sublet office space. We sublet the space from Drinkwater & Goldstein, LLP, to which one of our directors - Mr. Drinkwater, is a partner. We currently pay approximately $4,368 per month for this space and related office expenses

Item 3. LEGAL PROCEEDINGS

The Company may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

II.
On July 30, 2012, Schrader & Associates, LLC (“Schrader”) filed a complaint against Fuel Frontiers, Inc. (“FFI”), one of Company's subsidiaries, in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No. 12-CI-352 to Quiet Title on property acquired by FFI. The action is related to the Stock Purchase Agreement and Management Agreement, both dated June 12, 2009 (“June 2009 Agreements”), pursuant to which FFI was under the obligation to acquire certain real property for the construction of a coal-to-diesel facility, and under certain circumstances Schrader & Associates Defined Benefit Pension Plan (an entity believed to be associated with Schrader) was entitled to obtain the ownership of the property from FFI. However, the property that is the subject of this litigation is not the site selected under the June 2009 Agreements. On September 10, 2012, the Company's Board of Directors unanimously approved the decision by Harry Bagot as CEO to execute a quit claim deed to resolve this action. In 2012, the land was exchanged for the non-controlling interest in FFI and effective as of September 12, 2012, FFI was dissolved.

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

As of the date of this Report, the action was dismissed in California, but has been re-filed in Federal Court. As disclosed elsewhere, notwithstanding this matter, we are currently trying to resolve our differences and re-establish our working relationship with Global.

While US Fuel management has not completed a comprehensive review and analysis of the litigation, US Fuel intends to vigorously defend against the claims raised in the complaint as we believe the claims lack merit. Other than as set forth herein, the Company is currently not a party to any material legal or administrative proceedings and is not aware of any pending or threatened legal or administrative proceedings against it.

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

	High	Low

2011
First quarter ended March 31, 2011	$0.049	$0.004
Second quarter ended June 30, 2011	$0.035	$0.015
Third quarter ended September 30, 2011	$0.13	$0.02
Fourth quarter ended December 31, 2011	$0.109	$0.035

2012
First quarter ended March 31, 2012	$0.05	$0.0252
Second quarter ended June 30, 2012	$0.049	$0.0252
Third quarter ended September 30, 2012	$0.11	$0.022
Fourth quarter ended December 31, 2012	$0.11	$0.051

2013
First quarter ended March 31, 2013	$0.075	$0.035
Second quarter ended June 30, 2013	$0.06	$0.02
Third quarter ended September 30, 2013	$0.04	$0.01
Fourth quarter ended December 31, 2013	$0.06	$0.01

Holders

As of December 31, 2012, there were approximately 695 record owners of our common stock; as of December 13, 2013, there were approximately 695 record owners of our common stock.

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

On May 15, 2012, G & A Capital exercised a cashless provision related to the warrants issued in May 2011. The Company issued 300,851,000 common shares. Subsequent to the issuance of the 300,851,000 common shares, G & A Capital distributed such number of shares of the Common Stock it owned to our executive officers and key employees and other service providers on behalf of the Company. The majority of the common stock transferred was distributed to related parties including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Accordingly, the Company has recorded a stock based compensation charge related to the shares issued for services rendered of $8,971,615 for the year ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we do not have any effective equity compensation plans from which we can issue any securities.

Item 6.  ELECTED FINANCIAL DATA

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
Plan of Operation

During 2012, the Company continued to work to develop coal-to-liquid facilities and has continued to do so in 2013. However, our development efforts have been and continue to be limited due to insufficient capital. The Company had a net loss of $10,006,558 and $4,461,627 for 2012 and 2011, respectively.

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

Comparison of Results of Operations for the year ended December 31, 2012 to the year ended December 31, 2011

Results of Operations

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the year ended December 31, 2012 and for the year ended December 31, 2011.

Business Concentration

For the year ended December 31, 2012, and the year ended December 31, 2011, the balance of all accounts receivables was from one customer.

OPERATING EXPENSES: Total operating expenses from continuing operations increased from $823,290 for the year ended December 31, 2011 to $10,425,793 for the year ended December 31, 2012. The principal reason for this increase was due to consulting fees, executive compensation, legal, and professional fees resulting from the concentration of the company’s efforts on its synthetic fuel projects and suspension of nuclear technology projects.

NET LOSS: The Company incurred a net loss of $10,006,558 for the year ended December 31, 2012, compared with a net loss of $4,461,627 for the year ended December 31, 2011, which reflects a year-to-year increase in the amount of loss for the period of $5,544,931. The principal reason for this increase in our operating expenses as noted above.

 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had a working capital deficit of $2,846,082 which compares to a working capital deficit of $6,491,904 as of December 31, 2011. Due to limited funds, the majority of our losses were related to the issuance of stock transactions by the Company or G&A Capital. Cash flows used in investing activities was zero during the same period. Cash flows provided by financing activities were $6,250 due to expenses paid by G&A Capital on our behalf.

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

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2011 and 2012 financial statements included in this Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
a)
Page No.

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2012 and 2011	F3

Consolidated Statements of Losses for the years ended December 31, 2012, and 2011	F4

Consolidated Statements of Deficiency in Equity for the years ended December 31, 2012, and 2011	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2012, and 2011	F6

Notes to Consolidated Financial Statements	F7 to F14

b) Financial statement schedules

Not applicable.

[F1]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
US Fuel Corporation
Atco, New Jersey

We have audited the accompanying consolidated balance sheets of Nuclear Solutions, Inc. and its subsidiary (the "Company"), a development stage company, as of December 31, 2012 and 2011 and the related consolidated statements of losses, deficiency in equity, and cash flows for each of the two years in the period ended December 31, 2012 and the period January 1, 2012 (date of inception) through December 31, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, and the period January 1, 2012 (date of inception) through December 31, 2012 inconformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.
Certified Public Accountant

December 17, 2013

[F2]

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash	$6,250	$-

Deposits	-	1,800
Total current assets	6,250	1,800
Property and equipment, net of accumulated depreciation Of $ 15,376 as of December 31, 2012 and $12,682 as of December 31, 2011 , respectively	5,526	103,946
Total assets	$11,776	$105,746
LIABILITIES AND DEFICIENCY IN EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,813,332	$6,452,904
Convertible note payable	39,000	39,000

Total current liabilities	2,852,332	6,491,904
Note payable - related party, net	645,110	-

Total liabilities	3,497,442	6,491,904
Commitments and contingencies

Deficiency in equity:
Preferred stock, $0.0001 par value; 200,000,000 shares Authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized, 564,374,057 and 263,523,057 shares issued and outstanding, as of December 31, 2012 and December 31, 2011, respectively	56,437	26,352
Additional paid-in capital	37,501,389	27,287,987

Accumulated deficit	(41,043,492)	(31,536,076)

Subscription receivable	-	(2,663,563)

Total deficiency in stockholders’ equity	(3,485,666)	(6,885,300)

Non-controlling interest	-	499,142

Total deficiency in equity	(3,485,666)	(6,386,158)

Total liabilities and deficiency in equity	$11,776	$105,746

The accompanying notes are an integral part of the consolidated financial statements.

[F3]

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS, INC AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR PERIOD FROM INCEPTION (JANUARY 1, 2012) TO DECEMBER 31, 2012

	2012	2011	Cumulative Period from January 1, 2012 (date of inception) to December 31, 2012

Revenue	$-	$-

Operating expenses:
General and administrative expenses	9,923,957	819,881	9,923,957
Depreciation and amortization	2,694	3,409	2,694

Total operating expenses	9,926,651	823,290	9,926,651

Loss from operations	(9,926,651)	(823,290)	(9,926,651)

Other income (expense):
Interest expense	(45,993)	(1,900)	(45,993)

Loss on deconsolidation of subsidiary	(33,914)		(33,914)
Bad debt-related party subscription receivable	-	(3,636,437)

Loss before provision for income taxes	(10,006,558)	(4,461,627)	(10,006,558)

Provision for income taxes	-	-
Net income ( loss)	(10,006,558)	(4,461,627)	(10,006,558)

Net loss attributable to the non-controlling interest	-	(4,014)	-

Net loss attributable to US Fuel Corporation	$(10,006,558)	$(4,457,613)	$(10,006,558)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	455,573,147	188,754,330	455,573,147

The accompanying notes are an integral part of the consolidated financial statements.

[F4]

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS, INC AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF DEFICIENCY IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

									Total
	Common Stock		Additional Paid - In	Preferred Stock		Accumulated	Non- Controlling	Subscription	Deficiency in
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Receivable	Equity

Balance January 1, 2011	99,120,981	$9,912	$19,969,387	-	$-	$(27,078,463)	$503,156		$(6,596,008)

Shares issued for debt consolidation			225,000	200,000,000	20,000				245,000

Shares issued for debt consolidation-GA Capital	164,402,076	16,440	7,093,600	(200,000,000)	(20,000)	-	-	(2,663,563)	4,426,477

Net loss	-	-	-		-	(4,457,613)	(4,014)		(4,461,627)
Balance December 31, 2011	263,523,057	$26,352	$27,287,987	-	$-	$(31,536,076)	$499,142	(2,663,563)	$(6,386,158)

Contribution of capital			6,250						6,250

Shares issued related to cashless warrants – G&A Capital	300,851,000	30,085	(30,085)			-	-

Shares issued for debt consolidation-GA Capital								2,663,563	2,663,563

Forgiveness of related party liabilities			1,265,622						1,265,622

Stock based compensation related to common shares transferred from G&A Capital to related parties			8,971,615						8,971,615

Net loss	-	-	-		-	(9,507,416)	(499,142)		(10,006,558)

Balance December 31, 2012	564,374,057	$56,437	$37,501,389	-	-	$(41,043,492)	$-		$(3,485,666)

[F5]

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR PERIOD FROM INCEPTION (JANUARY 1, 2012) TO DECEMBER 31, 2012
	2012	2011	Cumulative Period from January 1, 2012 (date of inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,006,558)	$(4,451,613)	(10,006,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,971,615	-	8,971,615
Bad debt-related party subscription receivable	-	3,636,437
Non-cash interest	44,093		44,093
Loss on deconsolidation	(33,914)		(33,914)
Depreciation and amortization	2,694	3,409	2,694
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	952,442	403,254	952,442
Decrease in Deposits	1,800	-	1,800
Net cash used in used operating activities	-	(414,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,027)

Net cash used in investing activities	-	(3,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Expenses paid by G&A Capital	-	417,540
Contribution of capital	6,250	-	6,250

Net cash provided by financing activities	6,250	417,540	6,250

Net increase (decrease) in cash	6,250	-	6,250

Cash, beginning of period	-	-

Cash, end of period	$6,250	$-	6,250
Supplemental disclosures:
Cash paid for:
Interest	-	-
Income taxes	-	-

Non-cash investing and financial activities:
Common stock issued by G & A Capital with settlement of accrued expenses and accrued executive compensation	$2,663,563	$372,500	2,663,563
Common Stock subscription exercised by G&A Capital	$-	$245,000
Forgiveness of related party liabilities	$1,265,622	$-	1,265,622

The accompanying notes are an integral part of the consolidated financial statements.

[F6]

US FUEL CORPORATION AND SUBSIDIARIES
(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nuclear Solutions, Inc. ("the "Company") was organized February 27, 1997 under the laws of the State of Nevada, as Stock Watch Man, Inc. On September 12, 2001, the Company amended its articles of incorporation to change its name to Nuclear Solutions, Inc.

On September 2, 2005, the Company formed a wholly owned subsidiary, Fuel Frontiers Inc.(“FFI”), to pursue alternative fuel technology and projects

On July 31, 2006, the Company formed a wholly owned subsidiary, Liquidyne Fuels, which has no activity.

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

On September 30, 2012, FFI was dissolved.

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

Development Stage Risk

We are a development stage entity. To date, we have generated no sales revenues, have incurred losses and expect to incur significant additional losses as we advance. Consequently, our operations are subject to all the risks inherent in the establishment of a pre-revenue business enterprise as well as those risks associated with a company engaged in our market

Based upon our current expected level of operating expenditures, we require additional cash to fund and continue operations beyond that point. We need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us. The sale of addition equity or debt securities would result in additional dilution to the Company’s shareholders. We currently have no commitments from any source for future funding. These factors raise significant doubt about our ability to continue as a going concern.

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

[F7]

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

We are accounting for this agreement pursuant to ASC Topic 808 “Collaborative Arrangements”. During the years ended December 31, 2012 and 2011, we reported $0 for both years as payments received pursuant to collaborative agreements. The unexpended balance of payments received of $0 for both December 31, 2012 and 2011 is reported as a current liability as advance payments received.

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

Intangible and Long-lived Assets

The Company follows ASC 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

[F8]

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

Fair Value of Financial instruments

The carrying amounts of financial instruments, which include accounts payable, accrued expenses and debt-obligations approximate their fair value due to their short term nature and/or variable interest rates. The Company's debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for these instruments approximate fair value. As of December 31, 2012 and 2011, the Company did not have any financial instruments that are required to be measured on a recurring basis.

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

[F9]

3. Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no activity).

The carrying amounts of financial instruments, which include cash, accounts payable, accrued expenses and debt obligations, approximate their fair values due they are short term in nature. As of December 31, 2012 and 2011, the Company does not have financial assets or liabilities that are measured at fair value on a recurring basis.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net loss of $10,006,558 and $4,461,627 during the years ended December 31, 2012 and 2011, respectively. The Company's current liabilities exceeded its current assets by $2,846,082 as of December 31, 2012. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is actively pursuing additional equity financings through discussions with investment bankers and private investors; however, as of the date of this Report, the Company has not entered into any definitive financing agreements. Moreover, there can be no assurance the Company will be successful in its effort to secure additional equity financing.  If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 consists of the following:

	2012	2011
Land	$0	$95,276
Fixtures and equipment	20,902	20,902
	20,902	116,628
Less: accumulated depreciation	(15,376)	(12,682)

Net property and equipment	$5,526	$103,946

During 2009, the Company purchased a parcel of land for $95,726 to be utilized in the CTL project. The land was exchanged in 2012 to liquidate the minority interest ownership in FFI to settle a lawsuit. Depreciation expense totaled $2,694 and$ 3,409 for the years ended December 31, 2012 and 2011, respectively.

[F10]

NOTE 5 – NOTE PAYABLE – RELATED PARTY

As of December 31, 2011, the Company owed Greenberg & Lieberman, LLC for past services rendered totaling approximately $1,986,000. During 2012, the Company entered into a confidential settlement agreement with Greenberg & Lieberman, LLC. G&A Capital distributed 300,000 shares worth of restricted common stock and the Company issued a promissory note for $1,000,000 in full settlement of the outstanding balance owed to Greenberg & Lieberman, LLC. There is no interest and no minimum payments for seven and a half years after which time the interest will be prime plus 2%. The Company will be required to begin paying back the debt when the EBITDA reaches $250,000 a year, at which time the Company shall be required to pay back a minimum of 3% of the Company's profits per year until the debt has been paid in full. The Company has classified the promissory note as a long term liability. The original fair value of the promissory notes was valued at $601,017 based upon a present value of future cash flows, discounted at the market rate of interest of 7% per annum over seven and half years. During the year ended December 31, 2012, the Company amortized the noncash interest expense of $44,093. As of December 31, 2012, net carrying value of the promissory notes was $645,110.

NOTE 6 - CONVERTIBLE DEBT

Notes payable at December 31, 2012 and 2011:
	December 31,	December 31,
	2012	2011
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
Total notes payable	39,000	39,000
Less: current portion	(39,000)	(39,000)
Balance notes payable (long term portion)	$—	$—

NOTE 7 – RELATED PARTY TRANSACTION

During the years ended 2012 and 2011, the Company incurred rent and administrative expenses payable to a related party totaling $19,428 and $ 30,600 respectively.

See disclosure relating to G & A Capital Development LLC, which is included in Note 8 below.

NOTE 8– STOCKHOLDER'S EQUITY

The Company is authorized to issue 800,000,000 shares of common stock with $0.0001 par value per share. As of December 31, 2012 and 2011, the Company has issued and outstanding 564,374,057 and 263,523,057 shares of common stock, respectively.

On May 12, 2011, the Company entered into an agreement with G&A Capital Development LLC (“G& A Capital”), a related party, whereby the Company issued 200,000,000 shares of Series A Preferred shares and a warrant to purchase 496,277,915 shares of common stock for an aggregate price of $2,000,000. The warrant shall have an exercise term of two years. Upon the Company increasing their number of authorized shares, the 200,000,000 shares of Series A Preferred shares were agreed to be exchanged for 164,402,076 shares of common stock. The share and warrant issuances were in consideration of G&A Capital making previous payments on the Company’s behalf totaling $662,540 ($245,000 subscription received in 2010 and $417,540 expenses paid by G&A Capital in 2011) and an agreement that G&A Capital will assume the outstanding financial obligations incurred by the Company up to $8,000,000 as long as the liability was incurred on or before September 11, 2011. in accounts payable and officers compensation packages. During the year ended December 31, 2011, G&A Capital had settled $372,500 of the Company's financial obligations by transferring common stock previously received from the May 12, 2011 agreement.

[F11]

As of September 11, 2011, the Company had recorded a subscription receivable of $ 6,300 000 related to the liabilities that were ultimately settled by G&A Capital in 2012. In 2012, G&A Capital settled approximately $2,663,563 of accrued liabilities by transferring 24,000,000 shares of the Company’s common stock. As a result, the Company recorded a bad debt charge in 2011 related to the remaining $3,636,437 that was not subsequently settled.

On May 15, 2012, G & A Capital exercised a cashless provision related to the warrants issued in May 2011. The Company issued 300,851,000 common shares. Subsequent to the issuance of the 300,851,000 common shares, G & A Capital distributed such number of shares of the Common Stock it owned to our executive officers and key employees and other service providers on behalf of the Company. The majority of the common stock transferred was distributed to related parties including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Accordingly, the Company has recorded a stock based compensation charge related to the shares issued for services rendered of $8,971,615 for the year ended December 31, 2012.

NOTE 9 – NON-CONTROLLING INTEREST

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

Schrader granted the Company the first right of refusal to match or exceed any third party bona fide offer to purchase the Shares until June 12, 2014. On July 30, 2012, Schrader & Associates, LLC filed a complaint against Fuel Frontiers, Inc. in the Commonwealth of Kentucky, Muhlenberg Circuit Court Division, as Civil Action No 12-CI-352 to Quiet Title on property acquired by Fuel Frontiers, Inc. The property that is subject of this litigation is not the site selected for the US Fuel Muhlenberg County coal-to-liquid facility. On September 10, 2012, the Company Board of Directors unanimously approved the decision by Harry Bagot as CEO to execute a quit claim deed to resolve the quiet title action pending between the Company and Scott Schrader. In 2012, the land was exchanged for the non-controlling interest in FFI. Fuel Frontiers, Inc. was dissolved effective as of September 12, 2012.

The investment by Schrader in FFI is recorded as a non-controlling interest in the financial statements and is summarized as follows at December 31, 2012 and 2011:

Balance at December 31, 2010	$503,156
Allocated loss - 2011	(4,014)
Balance at December 31, 2011	$499,142
Exchange of land for non-controlling interest	(499,142)
Balance at December 31, 2012	$-

[F12]

NOTE 10- ACCRUED EXECUTIVE COMPENSATION

As of December 31, 2012 and 2011, the Company owed former and current employees approximately $1,044,027 and $1,440,154, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On September 30, 2011, plaintiff Scott Schrader initiated litigation in the Commonwealth of Kentucky, Franklin Circuit Court, Case No 10-CI-01548 against Nuclear Solutions, Fuel Frontiers and other individuals. In the lawsuit, plaintiff alleges a dispute over an investment in Nuclear Solutions and presents claims for breach of contract, intentional misrepresentations, negligence, fraud and fraudulent inducement, unjust enrichment and breach of constructive or resulting trust.

On October 11, 2011, the Company entered into an agreement with Larry E. Harris under which Harris would receive ½ of 1% of the net operating income of the first US Fuel coal-to-liquid plant commissioned by the Company. This agreement was reached as the settlement of a dispute between the Company, G & A Capital and Harris.

As disclosed above in Note 9, the Company quit claimed the real estate to settle the Schrader lawsuit in 2012.

NOTE 12– OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related exercise prices for the shares of the Company's common stock issued by the Company as of December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010		$
Granted	496,277,915.004
Exercised	—		—
Canceled or expired	—		—

Outstanding at December 31, 2011	496,277,915.004
Granted	—		—
Exercised	(496,277,915)		(0.004)
Canceled or expired	—		—
Outstanding at December 31, 2012	—		—

[F13]

NOTE 13- INCOME TAXES

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $18 million, which will expire by 2031.   The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has determined the stock based compensations and bad debt related party subscription receivable will be non-deductible for tax purposes. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company's future use of its existing net operating losses may be subject to limitations of Section 382 of the Internal Revenue Code. As of December 31, 2011, we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $ 200,000 and by $ 280,100 during the years ended December 31, 2012 and 2011, respectively.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is delinquent in filing its federal and state income tax returns for the years ended December 31, 2010, 2011 and 2012. No tax returns are currently under examination by any authorities.

[F14]

NOTE 14 – SUBSEQUENT EVENT

On May 10, 2013, Global Private Funding filed a civil action, number SC120696 in the Superior Court of the State of California, County of Los Angeles, West District; however, as of the date of this Report, the action was dismissed in California, but has been re-filed in Federal Court. Notwithstanding this matter, as of the date of this Report, we are working together with Global outside of our legal issues, to resolve our differences in the hopes of re-establishing our working relationship.

On June 25, 2013, the Company entered into a settlement agreement with a service provider for past services. Accordingly, the Company executed a convertible promissory note with an original principal amount of $30,000 which is convertible into Company’s common stock at a price equal to fifty percent (50%) of the volume weighted average closing bid price during the three (3) days preceding the date of maturity, which is six (6) months from the settlement date. Interest is accured at a rate of seven percent (7%) per annum.

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

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are ineffective as of December 31, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2012, and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

Based on the COSO framework criteria, management has identified control deficiencies regarding the need for a stronger internal control environment. The lack of effectiveness of the Company’s disclosure controls and procedures was due to a deficiency in sufficient expertise as of December 31, 2012 among the Company’s accounting staff as well as a deficiency in its closing processes as it pertains to identifying all journal entries in the financial statement preparation process. Management believes that these material weaknesses are primarily due to the lack of financial resources.

We intend to devote resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting and eventually remediate the material weaknesses described above. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

In light of our weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10--K  were fairly stated in accordance with GAAP.

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

Item 9B. OTHER INFORMATION.

None.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of all directors and executive officers as of December 13, 2013. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

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

Name	Age	Position(s)	Term

Stanley Drinkwater	58	Chairman Board of Directors	October 2010 - Present
Harry Bagot	64	President, CEO Member Board of Directors	April 2010-Present
William Chady	56	CFO, Principal Accounting Officer, Member Board of Directors	October 2010- Present

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2012; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

We did not receive copies of any such forms during the year ended December 31, 2012 and believe that the reports from all applicable persons have yet to be filed.

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

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2012.

Director Compensation

During the fiscal year ended December 31, 2012, no directors received compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In light of the timing of this Form 10-K, we are including two security ownership tables below: Table I speaks as of December 31, 2012 and Table II speaks as of December 13, 2013.

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

Table I

As of December 31, 2012, we had 564,374,057 shares of Common Stock issued and outstanding.

Title of Class	Amount and Nature		Percent of Class

Common Stock
Stanley Drinkwater	33,600,000	(1)	5.95%
Harry Bagot	76,050,000		13.47%
William Chady	12,547,366		2.22%

Total	122,197,366		21.65%
G & A Capital Development LLC (1)	162,714,576		28.83%

1)	G & A Capital submitted a proxy giving Mr. Bagot, Mr. Drinkwater and Mr. Chady (our current board members), collectively, voting power over the shares held by G & A Capital.

Table II

As of December 13, 2013, we had 564,374,057 shares of Common Stock issued and outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Harry Bagot	33,600,000	(1)	5.95%
Stanley Drinkwater	76,050,000		13.47%
William Chady	12,547,366		2.22%
All officers and directors as a group (five persons)	122,197,366		21.65%

Reyna & Associates, LLC (2)	71,382,576		12.64%

1)	This amount includes 600,000 shares that Mr. Bagot purchased on the open market.

2)	Reyna submitted a proxy giving Mr. Bagot, Mr. Drinkwater and Mr. Chady (our current board members), collectively, voting power over the shares held by G & A Capital.

(c) Changes in Control. To management’s knowledge, there are no arrangements which may result in a change in control.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the G & A Capital Agreement, which is described elsewhere in this Report (Please see Item 1., G & A Capital Agreement"), there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during the fiscal year ending December 31, 2012, or any currently proposed transaction (as of the date of this Report), in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.
(d) Transactions with Promoters.

None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of December 3, 2012 the Company engaged Liggett, Vogt & Webb, P.A. (“LVW”) as its new independent accountants and LVW was our auditor for our fiscal year ending December 31, 2012. Fees billed by LVW for the below years are as follows:

	Year End 12- 31-11	Year End 12- 31-12
Audit Fees	$25,000	$27,000
Audit-related Fees		-0-
Tax Fees		-0-
All other fees		-0-
Total Fees	$25,000	$27,000

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2012 or 2011.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2011.

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

To our knowledge, the Company's principal accountant during 2012 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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

10.4	Form of Joint Venture Agreement with Renewed World Energies, Inc., dated April 26, 2013 (to be filed by amendment)
10.5	Teaming Agreement with Woolpert, Inc., dated May 3, 2013 (to be filed by amendment).
20.1	Code of Ethical Conduct (Incorporated by reference to Exhibit 99 to the Form 10KSB for the year ended December 31, 2003)
21	List of subsidiaries (Filed herewith)
31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)
31.2	Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)
32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)
32.2	Chief Financial Officer- Section 906 Certification pursuant to Sarbanes-Oxley Act (Filed herewith)

101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US FUEL COPORATION

Date: December 17, 2013	By:	/s/ Harry Bagot
Harry Bagot
Chief Executive Officer (Authorized Signatory)

US FUEL CORPORATION

Date: December 17, 2013	By:	/s/ William E. Chady
William E. Chady
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Bagot	CEO, Director, President	December 17, 2013
Harry Bagot	(Principal Executive Officer)

/s/ William E. Chady	CFO, Director	December 17, 2013
William E. Chady	(Principal Financial/Accounting Officer)
December 17, 2013
Stanley Drinkwater	Director

Page 42 of 42