Form 10-K/A
period 2012-12-31
US FUEL CORP
filed 2013-12-18
CIK 1116112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO.1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of the issuer's voting stock held by non-affiliates as of June 30, 2012, was $33,862,443.42 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on such date*. As of December 13, 2013, there were 564,374,057 shares of the issuer's common stock outstanding.

* There was no trading in our stock for a period from March 13, 2012 to September 23, 2012. The average of the bid and asked price as quoted on the OTC Electronic Bulletin Board in our stock on March 12, 2012 was $0.06 per share.

Explanatory Note

US Fuel Corporation. (the “Company”) is filing this Amendment No. 1 on Form 10-K (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on December 17, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15.  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act (filed herein)
31.2	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act (filed herein)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	RL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are furnished and not filed, as applicable with the Company’s annual report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on December 17, 2013

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US FUEL COPORATION

Date: December 18, 2013	By:	/s/ Harry Bagot
Harry Bagot
Chief Executive Officer (Authorized Signatory)

US FUEL CORPORATION

Date: December 18, 2013	By:	/s/ William E. Chady
William E. Chady
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Bagot	CEO, Director, President	December 18, 2013
Harry Bagot	(Principal Executive Officer)

/s/ William E. Chady	CFO, Director	December 18, 2013
William E. Chady	(Principal Financial/Accounting Officer)
December 18, 2013
Stanley Drinkwater	Director