Form 10-Q
period 2014-06-30
US FUEL CORP
filed 2014-08-14
CIK 1116112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-31959

US FUEL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0433815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 White Horse Pike #200

Atco, New Jersey 08004

(Address of principal executive offices) (zip code)

(856) 322-6527

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of August 14, 2014, there were 564,374,057 shares of registrant’s common stock outstanding.

US FUEL CORPORATION

US FUEL CORPORATION AND SUBSIDIARIES

(formerly Nuclear Solutions, Inc. and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$974	$716

Total current assets	974	716

Property and equipment, net of accumulated depreciation of $19,416 and $18,070 as of June 30, 2014 and December 31, 2013, respectively	1,484	2,831
Total assets	$2,458	$3,547

LIABILITIES AND DEFICIENCY IN EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,787,856	$2,730,054

Convertible notes payable, net	69,000	69,000

Derivative liability	103,656	55,630

Total current liabilities	2,960,512	2,854,684

Convertible note payable, long term	40,594	2,466

Note payable-related party, net	724,517	698,194

Total liabilities	3,725,623	3,555,344

Commitments and contingencies	-	-

Deficiency in equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized, 564,374,057 shares issued and outstanding as of June 30, 2014 and December 31, 2013	56,437	56,437

Additional paid-in capital	38,535,422	38,475,422

Accumulated deficit	(42,315,024)	(42,083,656)

Total deficiency in equity	(3,723,165)	(3,551,797)

Total liabilities and deficiency in equity	$2,458	$3,547

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

US FUEL CORPORATION AND SUBSIDIARIES

(formerly Nuclear Solutions, Inc. and subsidiaries)

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-

Operating expenses:

General and administrative	51,952	299,942	163,690	495,175

Depreciation and amortization	673	673	1,347	1,347

Total operating expenses	52,625	300,615	165,037	496,522

Loss from operations	(52,625)	(300,615)	(165,037)	(496,522)

Other income (expense):

Gain on change in fair value of derivative liability	2,952	-	5,831	-

Interest expense	(43,787)	(13,724)	(72,162)	(27,448)

Loss before provision for income taxes	(93,461)	(314,339)	(231,368)	(523,970)

Provision for income taxes	-	-	-	-

Net loss	$(93,461)	$(314,339)	$(231,368)	$(523,970)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	564,374,057	564,374,057	564,374,057	564,374,057

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

US FUEL CORPORATION AND SUBSIDIARIES

(formerly Nuclear Solutions, Inc. and subsidiaries)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,368)	$(523,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	60,000	-
Stock based compensation		-
Non cash interest	68,308	26,178
Gain on change in fair value of derivative	(5,831)	-
Loss on deconsolidation		-
Depreciation and amortization	1,347	1,347
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	57,802	477,742
Decrease in deposits	-	-
Net cash used in operating activities:	(49,742)	(18,703)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	50,000	-
Proceeds from related party advances	-	13,000
Net cash provided by operating activities:	50,000	13,000

Net increase (decrease) increase in cash	258	(5,703)

Cash, beginning of period	716	6,250
Cash, end of period	$974	$547

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of services contributed by executive officers	$60,000	$-

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Business

The business of US Fuel Corporation is to acquire and develop the intellectual property necessary to support the construction of multiple, scalable facilities capable of producing alternative fuels, with a primary feedstock of gas. The current project plan involves engineering a unique combination of technologies as the core of a scalable process to support multiple production facilities. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent of the establishment of a new business enterprise.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2013 contained herein has been derived from audited financial statements.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Form 10 filed with the Securities and Exchange Commission (“SEC”) on June 9, 2014.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

Basis of presentation

The Company is devoting substantially all of its efforts to establishing a new business and while planned principal development operations have commenced there has been no revenue generated from sales, license fees or royalties; accordingly the Company is considered a development stage enterprise. The Company’s consolidated financial statements are presented in accordance with authoritative accounting guidance related to a development stage enterprise and which provides that financial position, results of operations and cash flows of a development stage enterprise be presented in conformity with generally accepted accounting principles that apply to established operating enterprises.

The Company's primary efforts are devoted to acquiring and developing the intellectual property necessary to support the construction of multiple, scalable facilities capable of producing alternative fuels, with a primary feedstock of gas. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company requires additional financing to fund its working capital deficiency and future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that the Company will be able to generate cash flow to fund operations.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $231,368 and $523,970 for the six month periods ended June 30, 2014 and 2013, respectively, accumulated deficit of $42,315,024 and total current liabilities in excess of current assets of $2,959,538 as of June 30, 2014.

The Company does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets, derivative liabilities, debt discounts and assumptions used in the fair value of stock-based compensation.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended June 30, 2014 and 2013 related to losses incurred during such periods.

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

Net loss per share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations nor cash flows.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015, early adoption is permitted. We have elected to adopt the provisions of this ASU early. Accordingly all of the past disclosures and presentations on development stage accounting have been eliminated.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013
Fixtures and equipment	$20,902	20,902
Less: accumulated depreciation	(19,416)	(18,071)

Net property and equipment	$1,484	$2,831

Depreciation expense totaled $673 and $1,347 for the three and six months ended June 30, 2014, respectively; and $673 and $1,347 for the three and six months ended June 30, 2013, respectively.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

As of December 31, 2011, the Company owed Greenberg & Lieberman, LLC for past services rendered totaling approximately $1,986,000. During 2012, the Company entered into a confidential settlement agreement with Greenberg & Lieberman, LLC. As part of their agreement with the Company, G&A Capital distributed 300,000 shares worth of restricted common stock it owned to Greenberg & Lieberman, LLC and the Company issued a promissory note for $1,000,000 in full settlement of the outstanding balance owed to Greenberg & Lieberman, LLC. There is no interest and no minimum payments for seven and a half years after which time the interest will be prime plus 2%. The Company will be required to begin paying back the debt when the EBITDA reaches $250,000 a year, at which time the Company shall be required to pay back a minimum of 3% of the Company's profits per year until the debt has been paid in full. The Company has classified the promissory note as a long term liability. The original fair value of the promissory notes was valued at $601,017 based upon a present value of future cash flows, discounted at the market rate of interest of 7% per annum over seven and half years. During the three and six months ended June 30, 2014 and 2013, the Company amortized the noncash interest expense of $13,089 and $26,178, respectively; and $13,089 and $26,178 for the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, net carrying value of the promissory note was $724,517 and $698,194, respectively.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

NOTE 5 - CONVERTIBLE DEBT

Notes payable at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Global Atomic Inc. demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	$4,000	$4,000
International Fission demand note payable to related party at 10% per year, convertible into common stock at $1.00 per share	15,000	15,000
Jackie Brown, demand note payable to related party, non -interest bearing, convertible into common stock at $1.00 per share	20,000	20,000
RBSM, note payable, dated June 14, 2013, at 7% per year, convertible into common stock upon maturity at 50% of the volume-weighted average closing bid price per common share during the three days preceding maturity	30,000	30,000
Convertible notes, dated December 13, 2013 through April 14, 2014, at 8% per year, convertible into common stock at the average of the lowest five days market prices of the Company’s common stock for 30 days prior to conversion. Net of unamortized debt discount and original issuance discount of $79,703 and $79,703, respectively	40,594	2,466
Total notes payable	109,594	71,466)
Less: current portion	(69,000)	(69,000)
Balance notes payable (long term portion)	$40,594	$2,466

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with one accredited investor (the "Investor"), pursuant to which the Company issued an 8% Secured Convertible Note in the principal amount of $860,000 at an original issue discount of 50% (the "Note"); the Company shall receive gross proceeds of approximately $430,000 for the Note. The Investor also holds an 8% secured convertible note in the principal amount of $40,000, which matures on December 31, 2015 (the "First Note"). The First Note contains the same terms and conditions as the Note, except that upon an event of default on the First Note that is not cured for more than 30 days, the events of which are the same as those set forth in the Note, the outstanding balance of the note, liquidated damages equal to 200% of the outstanding balance shall be due upon demand and the conversion price shall automatically adjust to the lesser of (x) $0.0005 per share or (y) 50% of the 30 day volume weighted average closing market price of the Company's common stock. The Investor has agreed to provide funding under the Note in eight installments, each of which is defined as an obligation, totaling $860,000. The Company shall only receive a portion of the proceeds after each installment, such that they shall receive $30,000 after the 1st payment, $50,000 after each of the next 6 payments and $100,000 after the final payment. Following September 30, 2014, the Company may prepay all or any portion of the Note without premium or penalty.

As of June 30, 2014, the Company received $50,000 under the SPA, including net proceeds of $20,000 and $30,000, after an original issuance discount of $20,000 and $30,000 as of March 26, 2014 and April 14, 2014, respectively.

Accordingly, the Company issued secured convertible debentures for the sale of convertible notes in the principal amount of $40,000 and $60,000 as of March 26, 2014 and April 14, 2014, respectively. The remaining funding has been suspended until the Company receives an approval to list their common stock on a stock exchange, of which there can be no guarantee.

The Company has identified the embedded derivatives related to the notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Factor note and to fair value as of each subsequent reporting date. At the inception of the Notes, the Company determined the aggregate fair value of $53,857 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 150.0%, (3) weighted average risk-free interest rate from 0.37% to 0.45%, (4) expected life from 1.72 to 1.75 year, and (5) estimated fair value of the Company’s common stock of $0.031 per share. The initial fair value of the embedded debt derivative of $53,857 was allocated as a debt discount up to the proceeds of the notes ($50,000) with the remainder ($3,857) charged to current period operations as interest expense.

At June 30, 2014, the Company marked to market the fair value of the debt derivatives embedded in the convertible notes and determined a fair value of $103,656. The Company recorded a gain from change in fair value of debt derivatives of $2,952 and $5,831for the three and six months ended June 30, 2014, respectively. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.0%, (3) weighted average risk-free interest rate of 0.47%, (4) expected life of 1.50 years, and (5) estimated fair value of the Company’s common stock of $0.031 per share.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

For the three and six months ended June 30, 2014, the Company amortized $12,745 and $19,064 of debt discount, respectively; and $12,745 and $19,064 of OID, respectively; to current period operations as interest expense.

NOTE 6 – DERIVATIVE LIABILITIES

As described in Note 5, the Company issued secured convertible debentures that contain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 5 for assumptions used to determine fair values.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 7 – RELATED PARTY TRANSACTION

During the three months ended June 30, 2014 and 2013, the Company incurred rent and administrative expenses payable to a related party totaling $3,000 and $3,619 respectively.

During the six months ended June 30, 2014 and 2013, the Company incurred rent and administrative expenses payable to a related party totaling $3,000 and $7,238 respectively.

NOTE 8– STOCKHOLDER'S EQUITY

The Company is authorized to issue 800,000,000 shares of common stock with $0.0001 par value per share. As of June 30, 2014 and December 31, 2013, the Company has issued and outstanding 564,374,057 shares of common stock.

During the six months ended June 30, 2014, the Company’s Chief Executive Officer contributed services without compensation, the fair value of which of $60,000 was charged to current period operations as donated capital and credited to additional paid in capital.

NOTE 9- ACCRUED EXECUTIVE COMPENSATION

As of June 30, 2014 and December 31, 2013, the Company owed former and current employees approximately $842,194 and $842,194, respectively.

NOTE 10 — FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosure.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 9 above. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

At June 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2014, in the amount of $103,656 has a level 3 classification.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$103,656	$103,656
Total	$–	$–	$103,656	$103,656

US FUEL CORPORATION AND SUBSIDIARIES

(FORMERLY NUCLEAR SOLUTIONS ,INC AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

Six months ended June 30, 2014:

Derivative Liability
Balance, December 31, 2013	$55,630

Transfers in upon initial fair value of derivative liability	53,857

Gain from change in fair value of derivative liability	(5,831)

Balance, June 30, 2014	$103,656

Total gain for the period included in earnings relating to the liabilities held at June 30, 2014	$5,831

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price remained static from December 31, 2013 to June 30, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 11 — SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

US Fuel Corporation (the “Company”) was organized on February 27, 1997, under the laws of the State of Nevada, as Stock Watch Man, Inc. The initial business strategy was to become an informative, comprehensive and user friendly Internet-based financial site by developing and then marketing a website through internet search engines and links to financial resources.  Today, our business is focused on converting natural gas into non-petroleum based alternative fuels, such as diesel, gasoline and aviation (jet fuel) and other valuable products.  The Company plans to capitalize on the projected spread in commodity prices between natural gas and ultra-low sulfur diesel (ULSD).

Plan of Operation

During the last quarter of 2013, the Company continued to work to develop gas-to-liquid facilities and has continued to do so in 2014. However, our development efforts have been and continue to be limited due to insufficient capital. The Company had a net losses of $1,040,164 and $10,006,558 for the years ended December 31, 2013 and 2012, respectively.    As of June 30, 2014 and December 31, 2013, the Company had negative working capital of $2,959,538 and $2,853,968, respectively.

Plan for the next 12 months

Our plan is to build, own and operate facilities which convert hydrocarbons into non-petroleum based alternative fuels, such as diesel, gasoline and aviation (jet fuel) and other valuable products. Taking a fresh and practical approach to production and distribution, using the best new technologies, and leveraging existing infrastructure, the Company plans to use one of America’s most abundant resources to economically produce manageable quantities of high quality fuel close to end use. These fuels, which can be used exactly like petroleum derived fuels, deliver better performance, dramatic across-the-board reductions in all major criteria pollutants such as SOx, NOx, particulate matter (PM), and hydrocarbon (HC) emissions, and can be delivered through the existing distribution infrastructure with no changes to equipment, pipelines, storage tanks, or retail stations; the diesel we produce will likely be transported by truck to local markets and no modifications to existing transportation, storage or dispensing equipment for traditional diesel fuel is required.

Over the next 12 months, we plan on raising working capital to fund development of these technological areas through private placements of debt or equity, using our common stock in lieu of cash, and applying for government grants, where appropriate. The implementation of Company's business development phases will be dependent on successful financing. Financing options may include a combination of debt and equity financing; any equity financing may result in equity dilution to existing shareholders. As of the date of this Form, we do not have any commitments to receive any such funds or financings.

More specifically, we plan to utilize invested funds to identify and procure commitments from commercially viable technology providers.  Additionally, we will aim to identify and secure plant locations that are strategically located to access feedstock supplies and secure off take agreements for that plant location's fuel production. Secured funding is tied to specific achievable development benchmarks that will move plant development forward; funding is also specific to maintaining corporate governance.

Prior to commencing the FEED study for each specific plant, we will undergo a development period, which is expected to cost $750,000 and take approximately 8 months, per plant. However, we anticipate that after the first plant is secured, the development costs for subsequent plants will be a little less expensive since many of the resources needed for that phase (i.e., staff, consultants, engineers) will already be in place. The development phase will be completed once the site(s) for each plan is secured and costs for the next stage are confirmed and funded. We shall begin the development phase as soon as we receive the necessary funding. During the development phase, we hope to complete the following:

-	Stabilize Operations

-	Letter of Interest from potential offtake(s)

-	Meeting with State Representatives and EPA

-	Confirmation of Gas line capacity

-	Gas Supply

o	Install cost estimate, contract scope, terms, lead time

-	Site confirmed

o	Secured through options or other means

-	Equipment picked

o	Lead time

o	Emissions

-	Select Project and FEED engineers

o	Construction – MOU, draft EPC

o	Project management – contract scope, cost estimate

-	- Environmental Contractor (permits)

o	estimate contract scope, timing

o	Maximum size of plant that fits under minor permit

-	Rebuild and Improve Web Site

-	Proforma

-	Timeline/project plan

Once the development phase is complete, the FEED study will begin and our Principal Managing Contractor will works toward securing the air quality and other permits, as well as a construction contract, required to begin site work and plant construction. The first site will be secured with a purchase and sale agreement and the land closing will be timed to coincide with construction financing. We will need approximately $3,000,000 to maintain our everyday operations, general corporate upkeep and complete the FEED study. Plant construction costs are estimated at $200MM and we expect that will be financed with a combination of debt and equity private financings; however, as of the date of this Report, we have not received a commitment to receive any of those funds and there can be no guarantee that we will on terms favorable to the Company, or at all.

Progress

Progress has been slower than expected due to the lack of personnel and lack of working capital. We anticipate increasing staffing levels over the next 12 months. We estimate a working capital requirement of at least $1,125,000 over the next 12 months strictly to maintain our current every day activities, ie: corporate governance, offices, legal and accounting services, at a minimum level.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the three months ended June 30, 2014 and 2013.

OPERATING EXPENSES: Total operating expenses from continuing operations decreased to $52,625 for the three months ended June 30, 2014 from $299,942 for the three months ended June 30, 2013. The principal reason for this decrease was due to reduction of $129,000 in compensation in 2014 as compared to the same period last year.

GAIN ON CHANGE IN DERIVATIVE LIABILITY: During 2013 and 2014, we issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $2,952 and a gain of $-0- on change in fair value of derivative liabilities for the three months ended June 30, 2014 and 2013, respectively.

INTEREST EXPENSE: Interest expense for the three months ended June 30, 2014 was $43,787 compared to $13,724 for the same period last year. In the current period, we incurred $38,724 non-cash debt discount and OID amortization and $2,687 in non-cash interest expense on issued convertible debt as compared to $-0- for the same period last year.

NET LOSS: The Company incurred a net loss of $93,461 for the quarter ended June 30, 2014, compared with a net loss of $314,339 for the quarter ended June 30, 2013, which reflects a quarter-to-quarter decrease in the amount of loss for the period of $220,878. The principal reason for the reduction in the net loss is due to the significant decrease in operating expenses as described above.

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

REVENUES: The Company reported revenues of $0 from our existing technology license agreement, for the six months ended June 30, 2014 and 2013.

OPERATING EXPENSES: Total operating expenses from continuing operations decreased to $165,037 for the six months ended June 30, 2014 from $496,522 for the three months ended June 30, 2013. The principal reason for this decrease was due to reduction of $178,500 in compensation in 2014 as compared to the same period last year.

GAIN ON CHANGE IN DERIVATIVE LIABILITY: During 2013 and 2014, we issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $5,831 and a gain of $-0- on change in fair value of derivative liabilities for the six months ended June 30, 2014 and 2013, respectively.

INTEREST EXPENSE: Interest expense for the six months ended June 30, 2014 was $72,162 compared to $27,448 for the same period last year. In the current period, we incurred $64,452 non-cash debt discount and OID amortization and $3,857 in non-cash interest expense on issued convertible debt as compared to $-0- for the same period last year.

NET LOSS: The Company incurred a net loss of $231,368 for the six months ended June 30, 2014, compared with a net loss of $523,970 for the six months ended June 30, 2013, which reflects a quarter-to-quarter decrease in the amount of loss for the period of $292,602. The principal reason for the reduction in the net loss is due to the significant decrease in operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had a working capital deficit of $2,959,538 which compares to a working capital deficit of $2,853,968 as of December 31, 2013. We used $49,742 in operating activities for the six months ended June 30, 2014 as compared to $18,703 for the same period, prior year.

Cash flows used in investing activities was zero during the six months ended June 30, 2014. Cash flows provided by financing activities were $50,000 from issuance of convertible debt.

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

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern. The independent auditors report on the company's December 31, 2012 and 2013 financial statements included in this Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Item 4. Controls and Procedures.

As of June 30, 2014, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

 Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Remediation of Material Weaknesses in Disclosure Control and Procedures

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth herein, the Company is currently not a party to any material legal or administrative proceedings and is not aware of any pending or threatened legal or administrative proceedings against it.

On May 10, 2013, Global filed a civil action, number SC120696 in the Superior Court of the State of California, County of Los Angeles, West District. The named defendants are: Empyrean West, LLC (“EW”); Jay Carter, individually and as managing partner of EW; David Keller, individually and as CEO of EW; US Fuel Corporation; Harry Bagot, individually and as President and CEO of the Company; Stanley Drinkwater, individually and as Chairman of the Board of the Company; Steven Luck, individually and as a Member of the Company’s Board; William Chady, individually and as a member of the Company’s Board; Paul Adams, individually and as an officer of the Company; Robert Schwartz, individually and as majority stockholder of the Company; John Fairweather, individually and as Director of the Company; and Kenneth Faith, individually and as Treasurer of the Company.

The complaint alleges a total of twenty-one causes of action, twelve of which are directed to US Fuel Corporation. The allegations against the Company are: 1) breach of contract; 2) fraudulent concealment in violation of Civil Code §1710; 3) intentional misrepresentation in violation of Civil Code §1710; 4) unfair and deceptive practices; 5) contractual breach of implied covenant of good faith and fair dealing; 6) fraud; 7) negligent misrepresentation in violation of Civil Code §1572; 8) breach of non-competition covenant; 9) civil conspiracy; 10) breach of contract for failure of consideration of failure to perform; 11) breach of confidence; and 12) declaratory relief.

As of the date of this Report, the action was dismissed in California, but has been re-filed in Federal Court. Attempts to resolve our differences have been unsuccessful and we recently retained counsel to defend the federal action and assert viable counterclaims.

On March 15, 2013, the Company executed an employment contract with Paul Adams as Chief Operating Officer. On July 5, 2013, Mr. Adams submitted his letter of resignation to terminate our relationship with him due to mutual misunderstandings and differences between the Company and Mr. Adams. Although the Company has not received any formal service as of the date of this Report, Mr. Adams has since threatened Management that he may sue the Company over compensation he believes is owed to him under his contract.

Item 5. OTHER INFORMATION

On June 9, 2014, we filed a registration statement on Form 10 (the "Registration Statement") to register our common stock pursuant to Section 12(g) of the Exchange Act.  Having cleared the comments we received from the SEC regarding such Registration Statement, the SEC declared the Registration Statement effective as of June 19, 2014. Therefore, our common stock is once again registered pursuant to Section 12(g) of the Exchange Act.

We are currently working towards having our common stock re-listed on the OTC Markets, however there can be no guarantee that our application will be approved. If our application is approved, we will file a Current Report on Form 8-K to disclose same.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US FUEL CORPORATION

Date: August 14, 2014	By:	/s/ HARRY BAGOT
Harry Bagot
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ WILLIAM CHADY
William Chady
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

